Form 10-Q
period 2000-03-31
SWITCHBOARD INC
filed 2000-05-15
CIK 1085223

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

                or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________  to  _________________

                        Commission File Number: 000-28871


                            SWITCHBOARD INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                   04-3321134
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                  Identification No.)


         115 Flanders Road                                 01581
       Westboro, Massachusetts                          (Zip Code)
                    (Address of principal executive offices)


      Registrant's telephone number, including area code:  (508) 898-1122

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [  ]  No [X] .


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding at
               Title of Class                         April 30, 2000
               -----------------                      -----------------
          Common Stock, par value $0.01               24,639,605

                           FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. We do not assume any obligation to update any of the forward-looking statements we make.

                            SWITCHBOARD INCORPORATED

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS
PART I - Financial Information

Item 1. -- Financial Statements

 Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999....... 2

 Statements of Operations for the Three Months Ended March 31, 2000
   and 1999 (Unaudited)...................................................... 3

 Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999
  (Unaudited)................................................................ 4

 Notes to Financial Statements............................................... 5

Item  2. -- Management's Discussion and Analysis of Financial Condition
   and Results of Operations................................................. 6


Item  3. -- Quantitative and Qualitative Disclosures About Market Risk...... 22

PART II - Other Information

Item 2. -- Changes in Securities and Use of Proceeds........................ 22

Item 4. -- Submission of Matters to a Vote of Security Holders.............. 23

Item 6. -- Exhibits and Reports on Form 8-K................................. 24

Signatures.................................................................. 25

     Our Web site address is www.switchboard.com. References in this Quarterly Report on Form 10-Q to www.switchboard.com, switchboard.com, any variations of the foregoing or any other uniform resource locator, or URL, are inactive textual references only. The information on our Web site or at any other URL is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered to be a part of this document.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                                 BALANCE SHEETS

                                                                   March 31,2000            December 31,1999
                                                                   -------------            ----------------
Assets:                                                             (Unaudited)
-------
Cash and cash equivalents                                           $ 78,747,776              $  3,604,551
Accounts receivable, net of allowance of $250,513 and                  3,512,130                 3,060,249
 $162,183, respectively
Other current assets                                                     660,859                   477,876
Investment                                                             3,653,850                 2,630,850
                                                                    ------------              ------------
     Total current assets                                             86,574,615                 9,773,526

Property and equipment, net                                            1,211,273                 1,202,578
Other assets net                                                       1,051,134                 1,219,274
                                                                    ------------              ------------

Total assets                                                        $ 88,837,022              $ 12,195,378
                                                                    ============              ============

Liabilities and Stockholders' Equity (Deficit):
-----------------------------------------------
Accounts payable                                                    $  1,204,667              $    775,202
Accrued expenses                                                       2,697,350                 2,739,665
Deferred revenue                                                       1,937,970                 1,349,145
Note payable, current portion                                            600,000                   600,000
                                                                    ------------              ------------
     Total current liabilities                                         6,439,987                 5,464,012

Redeemable convertible preferred stock, $0.01 par value;                       -                16,319,570
 3,552,421 shares issued and
  outstanding as of December 31, 1999

Stockholders' equity (deficit):
-------------------------------
Series E Special Voting Preferred Stock; one share                             -
 authorized and designated; one
  share issued and outstanding
Common stock, $.01 par value; authorized 85,000,000 and                  238,146                   146,640
 30,000,000 shares,
  respectively; issued and outstanding 23,814,605 and
   14,663,934 shares, respectively
Additional paid-in capital                                           167,393,587                75,666,634
Accumulated other comprehensive income                                 2,878,950                 1,855,950
Contribution receivable                                              (60,212,236)              (66,242,838)
Accumulated deficit                                                  (27,901,412)              (21,014,590)
                                                                    ------------              ------------
     Total stockholders' equity (deficit)                             82,397,035                (9,588,204)

Total liabilities and stockholders' equity (deficit)                $ 88,837,022              $ 12,195,378
                                                                    ============              ============


  The accompanying notes are an integral part of the financial statements.

                            SWITCHBOARD INCORPORATED
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                Three months ended   Three months ended
                                                                     March 31,            March 31,
                                                                       2000                 1999
                                                                       ----                 ----
Total Revenue                                                       $ 3,818,020           $1,127,549

Cost of revenue                                                         916,444               76,483
                                                                    -----------           ----------

Gross profit                                                          2,901,576            1,051,066

Operating expenses:
-------------------
Sales and marketing                                                   8,736,690              690,451
Product development                                                     612,937              435,108
General and administrative                                              732,885              393,812
                                                                    -----------           ----------
     Total operating expenses                                        10,082,512            1,519,371

Operating loss                                                       (7,180,936)            (468,305)

Interest income (expense), net                                          294,114             (118,157)
Income tax provision                                                          -                    -
                                                                    -----------           ----------
Net loss                                                             (6,886,822)            (586,462)
                                                                    -----------           ----------

Accrued dividends for preferred stockholders                            270,651               72,123
                                                                    -----------           ----------

Net loss attributable to common stockholders                        $(7,157,473)          $ (658,585)
                                                                    ===========           ==========

Basic and diluted net loss per share                                     ($0.41)              ($0.09)
                                                                    ===========           ==========

Shares used in computing unaudited pro forma basic                   17,494,418            7,023,107
and diluted net loss per share

Unaudited pro forma basic and diluted net loss per share                 ($0.34)              ($0.08)
                                                                    ===========           ==========

Shares used in computing unaudited pro forma basic                   20,070,899            7,773,107
and diluted net loss per share


 The accompanying notes are an integral part of the financial statements.

                            SWITCHBOARD INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                   Three months ended    Three months ended
                                                                                        March 31,             March 31,
                                                                                          2000                  1999
                                                                                          ----                  ----
Cash flows from operating activities:
Net loss                                                                               $(6,886,822)          $ (586,462)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       295,937              119,842
       Non-cash advertising and promotion expense                                        6,030,602                    -
       Provision for doubtful accounts                                                      88,330               55,400
       Expense related to warrant grants                                                   165,695                    -

     Changes in operating assets and liabilities:
       Accounts receivable                                                                (540,211)             (81,421)
       Other current assets                                                               (182,983)            (119,713)
       Other assets                                                                         11,889             (198,669)
       Accounts payable                                                                    429,465               21,447
       Accrued expenses                                                                    (42,315)             205,169
       Deferred revenue                                                                    588,825              186,055
                                                                                       -----------           ----------
          Net cash used in operating activities                                            (41,588)            (398,352)

Cash flows from investing activities:
    Purchase of property and equipment                                                    (148,381)              (2,590)
                                                                                       -----------           ----------
         Net cash used in investing activities                                            (148,381)              (2,590)

Cash flows from financing activities:
     Due to parent                                                                               -            1,239,491
     Proceeds from issuance of common stock, net                                        75,333,194               17,935
                                                                                       -----------           ----------
         Net cash provided by financing activities                                      75,333,194            1,257,426

Net increase in cash and cash equivalents                                               75,143,225              856,484

Cash and cash equivalents at beginning of period                                         3,604,551              386,590
                                                                                       -----------           ----------
Cash and cash equivalents at end of period                                             $78,747,776           $1,243,074
                                                                                       ===========           ==========

Supplemental statement of non-cash financing activity:
   Conversion of redeemable preferred stock into common stock                          $16,319,570


 The accompanying notes are an integral part of the financial statements.

                            SWITCHBOARD INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

  Switchboard Incorporated (the "Company"), a Delaware corporation, commenced operations in February 1996. The Company is an Internet-based local merchant network interconnecting consumers, merchants and national advertisers. Switchboard offers its users local information about people and businesses across the United States. Switchboard provides a broad range of functions, content and services designed to connect consumers and businesses on the Internet.

2. BASIS OF PRESENTATION

  The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations
of the Securities and Exchange Commission.   Results of operations for the
three-month period ended March 31, 2000 are not necessarily indicative of future financial results.

  Investors should read these interim financial statements in conjunction with the audited financial statements and notes thereto included in the Company's form S-1 filed with the SEC on March 2, 2000.

3.  NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Net loss used in the calculation is increased by the accrued dividends for the preferred stock outstanding in each period. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. As of March 31, 2000 and 1999, options to purchase 3,075,580 and 1,083,875 shares of common stock, respectively, preferred stock convertible into 3,552,421 and 750,000 shares of common stock, respectively, and warrants for 1,751,937 and 685,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. An aggregate of 3,552,421 shares of preferred stock converted into common stock automatically on March 7, 2000, upon the closing of the Company's initial public offering. Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance.


4. INITIAL PUBLIC OFFERING

  On March 7, 2000, the Company completed the sale of 5,500,000 shares of common stock in its initial public offering at a per share price of $15.00. The Company received an aggregate of $82.5 million in proceeds from that sale. Expenses in connection with the initial offering were approximately $7.7 million, consisting of $5.8 million for underwriting discounts and commissions and approximately $1.9 million for professional services and other expenses.
Net proceeds from the initial 5,500,000 shares sold were approximately $74.8 million.

5. SUBSEQUENT EVENT

  On April 6, 2000, the Company completed the sale of 825,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters for the Company's initial public offering. The shares were sold at the initial public offering price of $15.00 per share. The Company received an aggregate of $12.4 million in proceeds from that sale. Expenses in connection with this exercise were approximately $900,000 for underwriting discounts and commissions.

5. BARTER REVENUE

  Revenues from barter transactions are recognized during the period in which the advertisements are displayed in Switchboard properties. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, the Company uses historical pricing of comparable cash transactions. The Company had one such transaction during the three-month period ended March 31, 2000 in the amount of $200,000.

6. COMPREHENSIVE LOSS

  Other comprehensive loss includes unrealized gains or losses on the Company's investments.

                                                        Three Months Ended   Three Months Ended
                                                          March 31, 2000       March 31, 1999
                                                        -------------------  -------------------
Net loss                                                    $(6,886,822)         $(586,464)
Other comprehensive income:
   Unrealized gains on investments                            1,023,000                  0
                                                            -----------          ---------
Comprehensive loss                                          $(5,863,822)         $(586,464)
                                                            ===========          =========



ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  You should read the following discussion together with the condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Risk Factors" commencing on page 10, as well as those otherwise discussed in this section and elsewhere in this quarterly report on form 10-Q. See "Forward-Looking Statements."

Overview

  Since commencing operations in February 1996, we have derived our revenue principally from the sale of national advertising. We have also derived revenue from the licensing of our directory technology content and related services to third party Web sites, which we refer to as syndication, and from our merchant aggregation program.

  Our advertising revenue is derived from banner advertisements, sponsorships, promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per click basis. We recognize revenue from national advertising upon delivery of services. During the three months ended March 31, 2000, approximately 59% of our revenue was derived from the sale of national advertising.

  We also derive revenue from various syndication and licensing agreements with corporate customers which typically involve engineering work to integrate our products and services with the customer's site and brand, as well as license fees. We recognize these fees and related costs under these agreements ratably over the term of the contract. During the three months ended March 31, 2000, approximately 16% of our revenue was derived from syndication and licensing.

  We also generate revenue from building Web sites for local merchants, running display ads in our yellow pages directory and hosting Web sites on our servers. Our merchant aggregation program is aimed at companies that have existing relationships with small businesses in order to sell our Web site creation, hosting and advertising services to local merchants. We recognize customer acquisition fees from this program when the Web site construction is complete. We recognize revenue on a monthly basis from the creation and hosting of display ads and Web sites as services are provided. During the three months ended March 31, 2000, approximately 25% of our revenue was derived from merchant services.

  Our cost of revenue consists primarily of expenses paid to third parties under data licensing agreements, as well as other direct expenses incurred to maintain the operations of our Web site. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, and the costs to run our data center, which include rent and utilities. We anticipate that our cost of revenue will increase in absolute dollars in the future as a result of hiring additional employees and purchasing additional equipment and outside services. Cost of revenue as a percentage of revenue has varied in the past, primarily as a result of fluctuations in our Web site traffic and, to a lesser extent, the cost of third-party content and technology.

  Our sales and marketing expense consists primarily of costs associated with Web site promotion, third-party revenue share costs, advertising and creative production expenses, employee salaries and benefits, public relations, market research and a pro rata share of occupancy and information system expenses. We expect sales and marketing expense to increase in absolute dollars as we continue to expand our marketing programs and our sales force and incur advertising expenditures associated with our CBS-related promotion and branding, carriage fees, and other marketing expenses associated with building our merchant aggregation program. We expect to record the net present value of our $95.0 million of advertising and promotion services from CBS as sales and marketing expense as incurred through June 2006.

  Our product development expense consists primarily of employee salaries and benefits, fees for outside consultants and related costs associated with the development of new services and features on our Web site, the enhancement of existing products, quality assurance, testing and documentation and a share of occupancy and information system expenses based on employee headcount. We expect product development expense to increase in absolute dollars in the future as we maintain and upgrade our Web site.

  Our general and administrative expense consists primarily of employee salaries and benefits and other personnel-related costs for executive and financial personnel, as well as legal, accounting and insurance costs and a share of occupancy and information system expenses based on employee headcount. We expect that our general and administrative expense will increase in absolute dollars as we continue to expand our staffing to support growing operations and facilities, and incur expenses relating to our new responsibilities as a public company.

  We have experienced substantial net losses since our inception. As of March 31, 2000, we had an accumulated deficit of $27.9 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Web site and the establishment of our corporate infrastructure and organization. We expect to increase our expenditures in all areas in order to execute our business plan, particularly in sales and marketing and in product development.

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

  Revenue. Revenue increased to $3.8 million for the three-month period ended March 31, 2000, from $1.1 million for the comparable period in 1999. This $2.7 million increase, or 239%, consisted primarily of a $1.6 million increase in advertising revenue, a $941,000 increase in merchant services revenue and a $130,000 increase in syndication and licensing revenue. The increase in advertising revenue of $1.6 million was primarily due to an increase in revenue per thousand page views (RPM) resulting from both traffic and utilization increases to our Web site. RPM was $10.60 for the three-month period ended March 31, 2000, compared to $3.99 for the three-month period ended March 31,
1999.   The merchant services revenue increase of $941,000 was due to increased membership in our local merchant network.  The syndication and licensing revenue
increase of $130,000 was due to new customer agreements.   Barter revenues were
5.2% of total revenues for the three-month period ended March 31, 2000.

  Cost of revenue.   Cost of revenue increased to $916,000, or 24.0% of revenue for the three months ended March 31, 2000, from $76,000 or 6.8% of revenue for the three months ended March 31, 1999. These dollar and percentage increases were primarily the result of an increase in Web service fees of $248,000 in connection with our merchant aggregation program, amortization of deferred project costs of $225,000, data licensing fees of $128,000, and data communications fees to support our Web site of $73,000.

  Gross profit. Gross profit increased to $2.9 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. Gross profit dollars increased primarily due to higher revenue. As a percentage of revenue, gross profit percentage for the three months ended March 31, 2000 decreased to 76.0% from 93.2% for the three months ended March 31, 1999.

  Sales and marketing. Sales and marketing expense increased to $8.7 million, or 228.8% of revenue, for the three months ended March 31, 2000 from $690,000, or 61.2% of revenue, for the three months ended March 31, 1999. This increase of $8.0 million was primarily related to the non-cash advertising expense of $6.0 million related to our agreements with CBS Corporation, third party revenue share costs of $599,000, telemarketing fees of $354,000, carriage and royalty expenses of $351,000, and employee salaries and benefits of $336,000.

  Product development. Product development expense increased to $613,000, or 16.1% of revenue, for the three months ended March 31, 2000 from $435,000, or 38.6% of revenue, for the three months ended March 31, 1999. This increase of $178,000 was primarily due to salaries and benefits associated with new personnel.

  General and administrative. General and administrative expense increased to $726,000, or 19.0% of revenue, for the three months ended March 31, 2000 from $394,000, or 34.9% of revenue, for the three months ended March 31, 1999. This increase of $332,000 was primarily due to salaries and benefits associated with new personnel of $175,000 and an increase in the allowance for doubtful accounts of $121,000 related to the increase in revenue.

  Interest income (expense) net. Interest income increased to $294,000, or 7.7% of revenue, for the three months ended March 31, 2000 from interest expense of $118,000, or 10.5% of revenue, for the three months ended March 31, 1999. This increase of $412,000 was primarily due to the interest income earned on the net proceeds from the Company's initial public offering completed on March 2, 2000.

  Net loss. Our losses increased $6.3 million to $6.9 million for the three months ended March 31, 2000, from $586,000 for the three months ended March 31,
1999.   As of March 31, 2000, our accumulated deficit totaled $27.9 million.

LIQUIDITY AND CAPITAL RESOURCES.

  As of March 31, 2000, we had cash and cash equivalents totaling $78.7 million. We also had an investment valued at $3.7 million.

  Net cash used for operating activities for the three months ended March 31, 2000 was $42,000, primarily due to a net loss of $6.9 million offset in part by the CBS non-cash advertising and increases in accounts payable and deferred revenue.

  Net cash used for investing activities for the three months ended March 31, 2000 was $148,000. Investing activities for the period were primarily for purchases of computer equipment.

  Net cash provided by financing activities for the three months ended March 31, 2000 was $75.3 million, primarily due to the net proceeds received as a result of the initial public offering.

  Since our inception, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant increases in our operating expenses through at least 2001, and that our operating expenses and capital expenditures will constitute a material use of our cash resources. We expect to incur significant expense increases as we attempt to brand our name and increase the traffic to our Web site. These increases are expected to result from substantial advertising expenses and increased marketing expenses associated with our merchant aggregation program. Additionally, we expect to add personnel in all departments, which will increase salaries and benefits and other personnel-related expenses. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. Due to the fact that our primary marketing expense will be the use of our non-cash CBS-related advertising, we believe that the funds currently available will be sufficient to meet our anticipated cash requirements for at least the next 24 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain credit facilities. However, there can be no assurance that we would be successful in obtaining this additional funding. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In March 2000, the Financial Accountings Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") as subsequently amended by SAB 101A, which is effective no later than June 30, 2000 with retroactive application back to January 1, 2000. SAB 101 clarifies the Securities and Exchange Commission's views related to revenue recognition and disclosure. Switchboard adopted SAB 101 in the fourth quarter of 1999.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard established accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarters for fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133 to have a material effect on our financial position or results of operations.

FACTORS AFFECTING OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF
STOCK

  We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of Switchboard in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

                          RISKS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY AND OUR LACK OF ANY OPERATING HISTORY AS A STAND-ALONE COMPANY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND OUR ABILITY TO ADDRESS THE RISKS AND UNCERTAINTIES THAT WE FACE

  We have only a limited operating history on which you can evaluate our business and prospects. In addition, since commencing operations in 1996, we have been a subsidiary of ePresence, formerly known as Banyan Worldwide. Consequently, we have a limited operating history as a stand-alone company and limited experience in addressing various business challenges without the support of a corporate parent. We may not successfully address the risks and uncertainties which confront stand-alone companies, particularly companies in new and rapidly evolving markets like ours.

WE HAVE A HISTORY OF INCURRING NET LOSSES, WE EXPECT OUR NET LOSSES TO CONTINUE AS A RESULT OF PLANNED INCREASES IN OPERATING EXPENSES AND WE MAY NEVER ACHIEVE PROFITABILITY

  We have incurred significant net losses in each fiscal quarter since our inception. From inception to March 31, 2000, we have incurred net losses totaling $27.9 million. We expect to continue to incur net losses and negative cash flows throughout 2000 because we intend to increase operating expenses to develop the Switchboard brand through marketing, promotion and enhancement and to expand our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

OUR QUARTERLY RESULTS OF OPERATIONS ARE LIKELY TO FLUCTUATE, AND AS A RESULT, WE MAY FAIL TO MEET THE EXPECTATIONS OF OUR INVESTORS AND SECURITIES ANALYSTS, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

  Our quarterly revenue and results of operations are volatile and are particularly difficult to predict. Our quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. We do not believe that period-to-period comparisons of our results of operations are necessarily meaningful and you should not rely upon these comparisons as indicators of our future performance.

 Factors that may cause our results of operations to fluctuate include:

 . the addition or loss of relationships with third parties that are our source of new merchants or that license our services for use on their own Web sites;

 . our ability to attract and retain consumers, local merchants and national advertisers to our Web site;

 . the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;

 . technical difficulties or failures affecting our systems or the Internet in general;

 . the cost of acquiring, and the availability of, content, including directory information and maps; and

 . the fact that our expenses are partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short term.

  As a result of these factors, results in any future quarter may be below the expectations of securities analysts or investors. If so, the market price of our common stock may decline significantly.

OUR BUSINESS MODEL WILL FAIL IF OUR OPERATIONS ARE UNABLE TO GENERATE SUFFICIENT REVENUE TO COVER THE COST OF THE CONTENT AND SERVICES WE PROVIDE TO CONSUMERS AT NO CHARGE

  Our model for conducting business is unproven and may not succeed. Because we provide our services to consumers at no charge, our business model depends upon our ability to generate revenue from:

 . Internet advertising and sponsorships fees;

 . Web site design, construction, hosting and enhancement services provided to local merchants; and

 . licensing of our services to third parties for use on their Web sites.

We may not be able to generate sufficient revenue to cover the cost of the content and services that we provide to consumers at no charge.

WE NEED TO DEVELOP THE SWITCHBOARD BRAND TO ATTRACT USERS TO OUR WEB SITE, WHICH WILL BE COSTLY AND MAY NOT GENERATE REVENUE

  Building recognition of our brand is critical to attracting and expanding our user base. We are pursuing an aggressive brand-building strategy and, if this strategy is unsuccessful, we may never cover our costs. In addition to the advertising and promotion available to us from CBS, we intend to incur significant additional expenditures for future advertising and promotional programs and activities. We may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential users. In addition, even if awareness of our brand increases, the number of new users of our Web site may not increase or result in increased revenue.

IF OUR RELATIONSHIP WITH CBS DOES NOT FOR ANY REASON RESULT IN POSITIVE ASSOCIATION WITH THE SWITCHBOARD BRAND, OUR BRAND COULD BE DAMAGED

  We use the "CBS" trademark and "eye" device under a license agreement with CBS, which we entered into in June 1999. Therefore, we have limited experience integrating CBS's trademarks into our effort to build our brand. While CBS's trademarks are well-recognized, we cannot be certain that our use of these trademarks will increase awareness of or preference for the Switchboard brand due to our limited experience in using them and the potential for confusion between CBS's businesses and our business. In addition, CBS licenses the use of its name and trademarks to other companies, some of whom have unproven business plans in competitive markets. If CBS or any of these companies experiences business difficulties or conducts activities which damage the CBS brand, the Switchboard brand could be damaged.

IF WE DO NOT ENTER INTO AND MAINTAIN RELATIONSHIPS WITH MERCHANT AGGREGATORS, OUR ABILITY TO ATTRACT NEW LOCAL MERCHANT CUSTOMERS AND TO DELIVER SERVICES TO CURRENT LOCAL MERCHANT CUSTOMERS WOULD BE IMPEDED

  For our business to be successful, we must expand our merchant aggregation program and generate significant revenue from that program. The success of our merchant aggregation program depends in substantial part upon our ability to access a broad base of local merchants. The local merchant base is highly fragmented. Local merchants are difficult to contact efficiently and cost-effectively. Consequently, we depend on merchant aggregators to provide us with local merchant contacts and to provide billing and other administrative services relating to our local merchant services. The termination of any strategic relationship with a merchant aggregator would significantly impair our ability to attract potential local merchant customers and deliver our local merchant services to our current customers. Furthermore, we cannot be certain that we will be able to develop or maintain relationships with new merchant aggregators on terms acceptable to us or at all.

IF WE CANNOT DEMONSTRATE THE VALUE OF OUR LOCAL MERCHANT SERVICES, LOCAL MERCHANT CUSTOMERS MAY STOP USING OUR SERVICES, WHICH COULD REDUCE OUR REVENUE

  We may be unable to demonstrate to our local merchant customers the value of our local merchant services. If local merchants cancel our services, which are generally provided on a month-to-month basis, our revenue could decline and we may need to incur additional expenditures to obtain new local merchant customers. We do not presently provide our local merchant customers with data demonstrating the number of leads generated by our local merchant services. Other forms of advertising available to local merchants provide local merchants with tangible evidence, such as a coupon, of a lead resulting from their advertising efforts. Regardless of whether our local merchant services effectively produce leads, our local merchant customers may not know the source of the leads and may cancel our local merchant services.

WE DEPEND ON STRATEGIC ALLIANCES WITH THIRD PARTIES TO GROW OUR BUSINESS AND OUR BUSINESS MAY NOT GROW IF THE STRATEGIC ALLIANCES UPON WHICH WE DEPEND FAIL TO PRODUCE THE EXPECTED BENEFITS OR ARE TERMINATED

  Our business depends upon our ability to maintain and benefit from our existing strategic alliances and to establish additional strategic alliances. In addition to our relationship with CBS and our existing relationships with merchant aggregators, we have entered into relationships with syndication customers and third-party content providers. These parties may not perform their contractual obligations to us and, if they do not, we may not be able to require them to do so. Some of our strategic relationships may be terminated by either party on short notice.

  Our strategic relationships are in early stages of development. These relationships may not provide us benefits that outweigh the costs of the relationships. If any strategic ally demands a greater portion of revenue or requires us to make payments for access to its Web site, we may need to terminate or refuse to renew that relationship, even if it had been previously profitable or otherwise beneficial. In addition, if we lose a significant strategic ally, we may be unable to replace that relationship with other strategic relationships with comparable revenue potential, content or user demographics.

THE ATTRACTIVENESS OF OUR SERVICES WOULD DIMINISH IF WE ARE NOT ABLE TO LICENSE ACCURATE DATABASE INFORMATION FROM THIRD-PARTY CONTENT PROVIDERS

  We principally rely upon single third-party sources to provide us with our business and residential listings data, e-mail data and mapping data. The loss of any one of these sources or the inability of any of these sources to collect their data could significantly and adversely affect our ability to provide information to consumers. Although other sources of database information exist, we may not be able to integrate data from these sources into our database systems in a timely, cost-effective manner or without an inordinate expenditure of internal engineering resources. Other sources of data may not be offered on terms acceptable to us. Moreover, the rapid consolidation being experienced by Internet-related businesses could reduce the number of content providers with which we could form relationships.

  We typically license information under arrangements that require us to pay royalties or other fees for the use of the content. In the future, some of our content providers may demand a greater portion of advertising revenue or increase the fees that they charge us for their content. If we fail to enter into and maintain satisfactory arrangements with existing or substitute content providers, we may be unable to continue to provide our services.

  The success of our business depends on the quality of our services and the quality is substantially dependent on the accuracy of data we license from third parties. Any failure to maintain accurate data could impair the reputation of our brand and our services, reduce the volume of users attracted to our Web site and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers.

IF WE DO NOT ATTRACT A LARGE NUMBER OF USERS TO OUR WEB SITE WHO HAVE DEMOGRAPHIC CHARACTERISTICS THAT ARE ATTRACTIVE TO ADVERTISERS, THE ADVERTISING REVENUE ON WHICH WE RELY WILL SUBSTANTIALLY DECLINE

  We have derived a substantial portion of our revenue from the sale of advertisements and sponsorships. If we are unable to remain an attractive medium for advertising, our revenue will substantially decline. Our ability to remain an attractive medium for advertising will depend upon a number of factors, including, the acceptance of our services by a large number of users who have demographic characteristics that are attractive to advertisers.

OUR AGREEMENTS TO SELL ADVERTISEMENTS EXPOSE US TO COMPETITIVE PRICING PRESSURES AND MAY REQUIRE US TO PROVIDE ADVERTISING AT NO CHARGE IF WE DO NOT MEET MINIMUM GUARANTEES

  We typically sell advertisements under agreements with terms of less than six months. These short-term agreements expose us to competitive pricing pressures and potentially severe fluctuations in our results of operations. In addition, these agreements often contain guarantees by us of a minimum number of impressions or click throughs by Web users. If we fail to meet these guarantees, we are required to provide our advertising customers with advertising at no charge until the guarantees are met.

WE RELY ON A SMALL NUMBER OF ADVERTISING AND SYNDICATION CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

  We derive a substantial portion of our revenue from a small number of advertising and syndication customers. For the three months ended March 31, 2000, revenue derived from our top ten customers accounted for approximately 58.3% of our total revenue. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

THE GROWTH OF OUR REVENUE WILL SUFFER IF WE DO NOT INCREASE THE NUMBER AND PRODUCTIVITY OF OUR SALES PERSONNEL, MANY OF WHOM HAVE ONLY RECENTLY JOINED US

  Our ability to generate revenue through the sale of advertising would be adversely affected if we do not develop and maintain a productive sales force. Our sales group consisted of only seven members as of March 31, 2000. We need to increase the size of our sales force to accelerate our revenue growth. Our Director of National Ad Sales joined us in April 1999, and four other members of our sales group joined us since October 1999. Typically new sales personnel require six to twelve months to become productive. If our sales force does not increase its productivity, the growth of our revenue may be impeded.

IF WE DO NOT INTRODUCE NEW OR ENHANCED SERVICES FOR OUR WEB SITE, WE MAY BE UNABLE TO ATTRACT AND RETAIN CONSUMERS AND LOCAL MERCHANTS, WHICH WOULD SIGNIFICANTLY IMPEDE OUR ABILITY TO GENERATE REVENUE

  We need to introduce new or enhanced services to attract and retain local merchants to our services, attract more consumers to our Web site and respond to competition. If we are not able to introduce new or enhanced services, we may lose existing local merchants and consumers or fail to attract new ones, which would significantly impede our revenue growth. Any new product or service introduction not favorably received could damage our reputation and our brand. We may also experience difficulties that could delay or prevent us from introducing new services.

OUR SENIOR MANAGEMENT HAS LIMITED EXPERIENCE WORKING TOGETHER AS A TEAM AND ANY DIFFICULTIES THEY ENCOUNTER IN INTEGRATING SUCCESSFULLY MAY INTERFERE WITH THE OPERATION OF OUR BUSINESS

  Our future success depends to a significant extent on the continued services and effective working relationships of our senior management and other key personnel, including Douglas Greenlaw, our Chief Executive Officer, and Dean Polnerow, our founder and President. Mr. Greenlaw joined us in October
1999 and has not previously worked with other members of our senior management team. Our business will suffer if we lose the services of Mr. Greenlaw, Mr. Polnerow or other key personnel.

IF WE ARE NOT ABLE TO ATTRACT AND RETAIN HIGHLY SKILLED MANAGERIAL AND TECHNICAL PERSONNEL WITH INTERNET EXPERIENCE, WE MAY NOT BE ABLE TO IMPLEMENT SUCCESSFULLY OUR BUSINESS MODEL

  We believe that our management must be able to act decisively to apply and adapt our business model in the rapidly changing Internet markets in which we compete. In addition, we rely upon our technical employees to develop and maintain much of the technology used to provide our services. Consequently, we believe that our success depends largely on our ability to attract and retain highly skilled managerial and technical personnel. The industry in which we compete has a high level of employee turnover. We may not be able to hire or retain the necessary personnel to implement our business strategy. In addition, we may need to pay higher compensation for employees than we currently expect. Individuals with the skills we require, particularly with Internet experience, are in very short supply. Competition to hire from this limited pool is intense.

IF WE DO NOT IMPROVE OUR MANAGEMENT, FINANCIAL AND INFORMATION SYSTEMS AND CONTROLS, WE MAY FAIL TO PROPERLY MANAGE OUR GROWTH, WHICH WOULD STRAIN OUR RESOURCES AND COULD IMPEDE FURTHER GROWTH

  We have significantly expanded our operations and must expand further if we are to be successful in building our business. Our growth has placed, and will continue to place, a significant strain on our management, operating and financial systems, and sales, marketing and administrative resources. If we cannot manage our expanding operations, we may not be able to continue to grow or may grow at a slower pace. Furthermore, our operating costs may escalate faster than we expect. To manage our growth successfully we will need to improve our management, financial and information systems and controls.

THE MARKETS FOR INTERNET CONTENT, SERVICES AND ADVERTISING ARE HIGHLY COMPETITIVE AND OUR FAILURE TO COMPETE SUCCESSFULLY WILL LIMIT OUR ABILITY TO INCREASE OR RETAIN OUR MARKET SHARE

  Our failure to maintain and enhance our competitive position will limit our ability to increase or maintain our market share, which would seriously harm our business. We compete in the markets for Internet content, services and advertising. These markets are new, rapidly evolving and highly competitive. We expect this competition to intensify in the future. We compete, or expect to compete, with many providers of Internet content, information services and products, as well as with traditional media, for audience attention and advertising and sponsorship expenditures. We license much of our database content under nonexclusive agreements with third-party providers which are in the business of licensing their content to many businesses, including our current and potential competitors. Many of our competitors are substantially larger than we are and have substantially greater financial, infrastructure and personnel resources than we have. In addition, many of our competitors have well established, large and experienced sales and marketing capabilities and greater name recognition than we have. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in customer requirements. They may also develop and promote their services more effectively than we do. Moreover, barriers to entry are not significant, and current and new competitors may be able to launch new Web sites at a relatively low cost. We therefore expect additional competitors to enter these markets. Some of these new competitors may be traditional media companies, who are increasingly expanding onto the Internet.

  Many of our current customers have established relationships with our current and potential competitors. If our competitors develop content that is superior to ours or that achieves greater market acceptance than ours, we may not be able to develop alternative content in a timely, cost-effective manner, or at all, and we may lose market share.

WE MAY NOT BE ABLE TO DEDICATE THE SUBSTANTIAL RESOURCES REQUIRED TO EXPAND, MONITOR AND MAINTAIN OUR INTERNALLY DEVELOPED SYSTEMS WITHOUT CONTRACTING WITH AN OUTSIDE SUPPLIER AT SUBSTANTIAL EXPENSE

  We will have to expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic on our Web site or our syndication partners' Web sites increases substantially. We could experience temporary capacity constraints that may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our inability to upgrade and expand as required could impair the reputation of our brand and our services, reduce the volume of users able to access our Web site and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers. Because we developed these systems internally, we must either dedicate substantial internal resources to monitor, maintain and upgrade these systems or contract with an outside supplier for these services at substantial expense.

OUR INTERNALLY DEVELOPED SOFTWARE MAY CONTAIN UNDETECTED ERRORS, WHICH COULD LIMIT OUR ABILITY TO PROVIDE OUR SERVICES AND DIMINISH THE ATTRACTIVENESS OF OUR SERVICE OFFERINGS

  We use internally developed, custom software to provide our services. This software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our services, impair the reputation of our brand and our services, reduce the volume of users who visit our Web site and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers.

WE DO NOT HAVE A FORMAL DISASTER RECOVERY PLAN, AND A DISASTER THAT RESULTS IN THE INABILITY OF CONSUMERS TO VISIT OUR SITE WOULD SEVERELY DAMAGE OUR OPERATIONS.

  Our ability to generate revenue depends in large part on the number of users that access our Web site. Our computer and communications hardware is located at hosting facilities in Waltham, Massachusetts provided by Exodus Communications, Inc. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We do not have a formal disaster recovery plan, and we do not carry business interruption insurance that is adequate to compensate us for losses that may occur. Any system interruptions resulting in the complete or partial unavailability or slow or delayed delivery of our Web site could impair the reputation of our brand and our services, diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers and reduce the volume of users able to access our Web site. Any volume reductions could harm our ability to satisfy minimum advertising commitments. In addition, a system interruption may give CBS the right to suspend or terminate our advertising and promotion agreements and our license to use the "CBS" trademark and "eye" device.

OUR INEXPERIENCE IN DOING BUSINESS IN INTERNATIONAL MARKETS EXPOSES US FURTHER TO VARIOUS RISKS AND MAY LIMIT THE SUCCESS OF ANY EXPANSION OF OUR BUSINESS INTO INTERNATIONAL MARKETS

  In September 1999, we entered into an agreement to provide directory services in Canada. As opportunities arise, we intend to pursue strategic initiatives internationally. We will face additional risks related to doing business in international markets, such as changes in regulatory requirements, difficulties in protecting and enforcing our intellectual property, tariffs and other trade barriers, fluctuations in currency exchange rates and adverse tax consequences. Our inexperience in doing business in international markets exposes us further to these risks and may make it more difficult for us to staff and manage any foreign operations. In addition our services may not be perceived to be valuable because of different consumer preferences and requirements in specific international markets. The effects of one or more of these factors may limit the success of any expansion of our business into international markets.

WE MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE TO US AND WHICH, IF AVAILABLE, MAY DILUTE YOUR OWNERSHIP INTEREST IN US

  We may need to raise additional funds through public or private equity or debt financings to:

 . expand our sales and marketing operations to increase their productivity;

 . develop new technology and upgrade current technology and data network infrastructure to comply with rapidly evolving industry standards;

 . develop new and expand current content and services to attract and retain consumers and local merchants;

 . pursue acquisitions or expansion opportunities in our consolidating markets;
  or

 . address additional general corporate needs.

  If we cannot obtain any needed financing on acceptable terms, we may be forced to curtail some or all of these activities. As a result we could grow more slowly or stop growing. Any additional capital raised through the sale of equity may dilute your ownership interest in us and may be on terms that are unfavorable to holders of our common stock.

WE HAVE NO EXPERIENCE ACQUIRING COMPANIES, AND ANY ACQUISITIONS WE UNDERTAKE COULD LIMIT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS, RESULT IN ADVERSE ACCOUNTING TREATMENT AND BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS

  We have no experience in acquiring businesses and have very limited experience in acquiring complementary technologies. In the future we may undertake acquisitions. Acquisitions, in general, involve numerous risks, including:

 . diversion of our management's attention;

 . amortization of substantial goodwill, adversely affecting our reported results of operations;

 . inability to retain the management, key personnel and other employees of the acquired business;

 . inability to assimilate the operations, product, technologies and information systems of the acquired business with our business; and

 . inability to retain the acquired company's customers, affiliates, content providers and advertisers.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR TECHNOLOGY AND INFORMATION MAY BE USED BY OTHERS TO COMPETE AGAINST US

  We depend upon our internally developed and other proprietary technology. If we do not effectively protect our proprietary technology, others may become able to use it to compete against us. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties, and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate our proprietary technology or obtain and use information that we regard as proprietary. We may not be able to detect these or any other unauthorized uses of our intellectual property or take appropriate steps to enforce our proprietary rights. In addition, others could independently develop substantially equivalent intellectual property.

IF OUR SERVICES INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WE MAY BE REQUIRED TO EXPEND SUBSTANTIAL RESOURCES TO REENGINEER OUR SERVICES AND TO INCUR SUBSTANTIAL COSTS AND DAMAGES RELATED TO INFRINGEMENT CLAIMS

  We are subject to the risk of claims alleging infringement of third-party proprietary rights. If we are subject to claims of infringement of, or are infringing on, the rights of third parties, we may not be able to obtain licenses to use those rights on commercially reasonable terms. In that event, we may need to undertake substantial reengineering to continue our service offerings. Any effort to undertake such reengineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management. Furthermore, a party making such a claim could secure a judgement that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from providing our services.

           RISKS RELATED TO OUR RELATIONSHIPS WITH CBS AND EPRESENCE

TERMINATION OF OUR AGREEMENTS WITH CBS WOULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS

  If our agreements with CBS terminate, our business, particularly our branding and advertising initiatives, would suffer, which would impede our revenue growth. If our license agreement terminates, we would lose the right to use the "CBS" trademark and "eye" device which are very important to our marketing and brand building activities. Our license agreement with CBS will expire on June 30, 2009 and CBS is not obligated to renew it. If our advertising and promotion agreement terminates, we may lose the unused portion of the $95.0 million of advertising and promotion services which CBS has agreed to provide us through June 2006. Under specified circumstances, CBS has the right to suspend or terminate the license agreement and the advertising and promotion agreement prior to their scheduled expirations.

CBS'S CONTRACTUAL RIGHT TO REQUIRE US TO REMOVE CONTENT FROM OUR WEB SITE AND TO APPROVE ALL OF OUR USES OF ITS TRADEMARKS MAY RESTRICT OUR MARKETING ACTIVITIES AND BUSINESS OPPORTUNITIES

  Under our license agreement with CBS, CBS can require us to remove any content on our Web site which it determines conflicts with, interferes with or is detrimental to its reputation or business. We are also required to conform to CBS's guidelines for the use of its trademark. CBS has the right to approve all materials, such as marketing materials, that include CBS trademarks. Because of these restrictions we may not be able to perform our desired marketing activities or include some types of content on our Web site which we would otherwise decide to include.

CBS DOES NOT GUARANTEE THE AVAILABILITY OF THE PARTICULAR ADVERTISING PLACEMENTS THAT WE DESIRE OR ACCESS TO THE TYPE OF AUDIENCES AT WHICH WE TARGET OUR ADS, AND THEREFORE OUR ADS MAY NOT BE EFFECTIVE

  CBS does not guarantee us placement of our ads or the demographic composition or size of the audience that views our ads. Moreover, CBS provides its advertising and on-air promotions to us under the same terms as it provides to its other advertising customers and does not extend us priority in the placement of our ads. CBS has entered into agreements similar to ours with other companies, some of whom may be targeting similar audiences for their ads as we target for ours. We cannot be certain that we will receive the ad placements we desire, particularly if other advertisers are seeking the same placements. Even if we do receive our desired ad placements, we cannot be certain of the demographic composition or size of the audience viewing our ads. Therefore, the CBS advertising available to us may not be effective.

THE COMBINED OWNERSHIP OF EPRESENCE AND CBS WILL, IF EPRESENCE AND CBS ACT TOGETHER, PERMIT EPRESENCE AND CBS TO CONTROL MATTERS SUBMITTED FOR APPROVAL OF OUR STOCKHOLDERS WHICH COULD DELAY OR PREVENT A CHANGE OF CONTROL OR DEPRESS OUR STOCK PRICE

  As of March 31, 2000 ePresence beneficially owns approximately 41.3% of our common stock and CBS beneficially owns approximately 34.4% of our common stock. Acting together, ePresence and CBS will be able to control, and acting alone each of ePresence and CBS will be able to substantially influence, all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Other than with respect to the election of directors, ePresence and CBS do not have an agreement to vote in concert. This control could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a premium or better management. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us. These risks would be exacerbated if a competitor of CBS acquires a 30% voting interest in, or all or substantially all of the assets of, ePresence. In that event, CBS has the right to purchase all of ePresence 's shares of our stock.

  ePresence has pledged all of our capital stock that it owns as security for ePresence 's obligations under its bank credit facility. If ePresence defaults under its bank credit facility, its lender could take ownership of ePresence 's capital stock of Switchboard. Moreover, either or both of ePresence and CBS may elect to sell all or a substantial portion of its capital stock to one or more third parties. In either case, a third party with whom we have no prior relationship could exercise the same degree of control over Switchboard as ePresence or CBS presently possess.

SO LONG AS EPRESENCE AND CBS MAINTAIN THEIR SIGNIFICANT OWNERSHIP INTEREST IN SWITCHBOARD, YOU WILL NOT BE ABLE TO ELECT A MAJORITY OF OUR BOARD OF DIRECTORS

  We are a party to a voting agreement with ePresence and CBS. Under that voting agreement ePresence has the right to designate a majority of our board of directors for election. CBS has agreed to vote its shares of our capital stock for the directors designated by ePresence. ePresence and CBS will together continue to control enough shares of our capital stock to elect all of our directors. As a result, directors designated for election by ePresence will continue to control our board of directors and therefore all of our business and affairs. You may not agree with the management decisions made by our board of directors.

OVERLAPPING MANAGEMENT AND BOARDS OF DIRECTORS COULD HINDER OR DELAY DECISIONS REGARDING SIGNIFICANT BUSINESS MATTERS

  Three of our directors hold positions as officers or directors of ePresence, as described in the following table:


Name                                Switchboard Position       ePresence Position
----                                --------------------       ------------------
William P. Ferry                    Chairman of the Board      Chairman of the Board, President
                                                               and Chief Executive Officer

Richard M. Spaulding                Director                   Senior Vice President and Chief
                                                               Financial Officer

Robert M. Wadsworth                 Director                   Director


  Serving as a director of Switchboard and either a director or an officer of ePresence could create, or appear to create, potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for us than for ePresence. These decisions may relate, for example, to:

 .   potential acquisitions of businesses;

 .   intercompany agreements, such as our services agreement;

 .   the issuance or disposition of securities;

 .   the election of new or additional directors; and

 .   the payment of dividends by us.

These conflicts, or potential conflicts, of interest could hinder or delay our management's ability to make timely decisions regarding significant matters relating to our business.

IF EPRESENCE CEASES TO PROVIDE US WITH THE SERVICES AND FACILITIES THAT IT CURRENTLY PROVIDES, WE MAY EXPERIENCE INCREASED COSTS AND DISRUPTION OF OUR OPERATIONS TO REPLACE THOSE SERVICES AND FACILITIES

  ePresence provides us with some of our financial, administrative and operational services and related support functions. In addition, we occupy our headquarters in Westboro, Massachusetts under an agreement with ePresence. If ePresence ceases or fails to provide these services satisfactorily or terminates our occupancy, we would be required to perform these services ourselves or obtain these services from another provider or locate new facilities. Replacing these services may cause us to incur additional costs and experience disruption of our operations. We may not be able to replace these services on commercially reasonable terms or, if we choose to perform these services ourselves, we may not be able to perform them adequately.

                         RISKS RELATED TO THE INTERNET

IF THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING DOES NOT BECOME FULLY ESTABLISHED, THE GROWTH OF OUR ADVERTISING REVENUE WILL SUFFER

  Our future success depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 59.2% of our revenue from the sale of advertisements and sponsorships during the three months ended March 31, 2000, 45.1% during the year ended December 31, 1999 and 61.5% in the year ended December 31, 1998. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

  These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. In addition, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software would significantly undermine the commercial viability of Internet advertising. If the market for Internet advertising fails to develop or develops more slowly than we expect, our advertising revenue will suffer.

  There are currently no generally accepted standards for the measurement of the effectiveness of Internet advertising. Standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. Our advertising customers may challenge or refuse to accept our, or third-party, measurements of advertisement delivery.

IF WE ARE UNABLE TO ADAPT AS INTERNET TECHNOLOGIES AND CUSTOMER DEMANDS EVOLVE, OUR SERVICES MAY NOT BE ATTRACTIVE TO CONSUMERS, LOCAL MERCHANTS AND ADVERTISERS

  To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our Web site. Our industry has been characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies. These changes could render our Web site, technology and systems obsolete. If we do not periodically enhance our existing services, develop new services and technologies that address sophisticated and varied consumer needs, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis, and address evolving customer preferences, our services may not be attractive to consumers, local merchants and advertisers.

IF WE ARE SUED FOR CONTENT DISTRIBUTED THROUGH, OR LINKED TO BY, OUR WEB SITE, WE MAY BE REQUIRED TO SPEND SUBSTANTIAL RESOURCES TO DEFEND OURSELVES AND COULD BE REQUIRED TO PAY MONETARY DAMAGES

  We aggregate and distribute third party data over the Internet. In addition, third-party Web sites are accessible through our Web site. As a result, we could be subject to legal claims for defamation, negligence, intellectual property infringement and product or service liability. Other claims may be based on errors or false or misleading information provided on our Web site, such as information deemed to constitute legal, medical, financial or investment advice. Other claims may be based on links to sexually explicit Web sites and sexually explicit advertisements. We may need to expend substantial resources to investigate and defend these claims, regardless of whether we successfully defend against them. While we carry general business insurance, the amount of coverage we maintain may not be adequate. In addition, implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our content to users.

WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES TO PROTECT AGAINST ONLINE SECURITY RISKS THAT COULD RESULT IN MISAPPROPRIATION OF OUR PROPRIETARY INFORMATION OR CAUSE INTERRUPTION IN OUR OPERATIONS

  Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. Internet and online service providers have experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may need to expend significant resources protecting against the threat of security breaches or alleviating problems caused by breaches. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service.

WE MAY BE SUED FOR DISCLOSING TO THIRD PARTIES PERSONAL IDENTIFYING INFORMATION WITHOUT CONSENT

  Individuals whose names, addresses and telephone numbers appear in our yellow pages and white pages directories have occasionally contacted us because their phone numbers and addresses were unlisted with the telephone company. While we have not received any formal legal claims from these individuals, we may receive claims in the future for which we may be liable. In addition, if we begin disclosing to third parties personal identifying information about our users without consent or in violation of our privacy policy, we may face potential liability for invasion of privacy.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES WHICH COULD LIMIT OUR GROWTH

  Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Laws and regulations may be adopted covering issues such as user privacy, pricing, content, taxation and quality of products and services. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media of communications, commerce and advertising. Various U.S. and foreign governments might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising services. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

IF WE CANNOT PROTECT OUR DOMAIN NAMES, OUR ABILITY TO SUCCESSFULLY BRAND SWITCHBOARD WILL BE IMPAIRED

  We currently hold various Web domain names, including Switchboard.com and MapsOnUs.com. The acquisition and maintenance of domain names generally is regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. This problem may be exacerbated by the length of time required to expand into any other country and the corresponding opportunity for others to acquire rights in relevant domain names. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not be able to successfully carry out our business strategy of establishing a strong brand for Switchboard if we cannot prevent others from using similar domain names or trademarks.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

  The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

  All the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) From January 1, 2000 through March 2, 2000, the Registrant granted options to purchase an aggregate of 230,658 shares of its common stock, net of cancellations of 65,500 options and exercises of 98,250 options at a per share weighted average exercise price of $4.68. No underwriters were involved in any of the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

(d) On March 2, 2000, we made an initial public offering of up to 6,325,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-90013), which was declared effective by the Securities and Exchange Commission on March 1, 2000. On March 7, 2000, we sold, at an initial public offering price of $15.00 per share, 5,500,000 shares of our common stock registered under that Registration Statement. On April 6, 2000, we sold, at $15.00 per share, the remaining 825,000 shares of our common stock registered under that Registration Statement pursuant to the underwriters' March 31, 2000 exercise of their over-allotment option. All shares sold were for the account of Switchboard. The managing underwriters for the offering were FleetBoston Robertson Stephens Inc., J.P. Morgan Securities Inc., The Robinson-Humphrey Company, LLC and SoundView Technology Group, Inc.

  The aggregate gross proceeds raised in the offering were $94.9 million. Our total expenses in connection with the offering were approximately $8.5 million, of which $6.6 million was for underwriting discounts and commissions, $21,000 was for expenses paid to or for the underwriters, and $1.8 million was for professional services and other expenses. Payments of expenses were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard.

  Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March and $11.5 million was received in April. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. From March 7, 2000 through March 31, 2000, we did not use any of the proceeds for working capital or operations. As of March 31, 2000, we have invested the net proceeds in short-term, interest-bearing, investment-grade securities.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Pursuant to a written consent of stockholders in lieu of a special meeting dated January 31, 2000, the holders of shares of common stock and preferred stock of Switchboard representing an aggregate of 17,419,481 votes, approved the following matters:

     1.   An amendment to Switchboard's certificate of incorporation:

          (a) increasing from 30,000,000 to 85,000,000 the number of shares of common stock authorized for issuance by Switchboard;

          (b) providing that, upon the closing of its initial public offering of common stock, Switchboard will have a staggered board of directors;

          (c) providing that, upon the closing of its initial public offering of common stock, the stockholders of Switchboard may not take action by written consent and may not call a special meeting of stockholders; and

          (d) providing that, upon the closing of its initial public offering of common stock, special meetings of stockholders may be called only by the board of directors, the Chairman of the Board or the Chief Executive Officer.

     2. The amendment and restatement of Switchboard's certificate of incorporation, subject to the closing of Switchboard's initial public offering of common stock, providing for, among other things:

          (a) the elimination of all references to Switchboard's designated series of preferred stock (except for the Series E Special Voting Preferred Stock);

          (b) that the authorized capitalization of Switchboard shall consist of 85,000,000 shares of common stock and 5,000,000 shares of preferred stock, of which 4,999,999 shall be undesignated and one share shall be designated as Series E Special Voting Preferred Stock;

          (c) the amendment to the provisions relating to the indemnification of, and limitation on liability of, officers and directors of Switchboard; and

          (d) the amendment to the provisions relating to amending Switchboard's bylaws.

     3. The amendment and restatement of Switchboard's bylaws, subject to the filing of Switchboard's Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

     4. The amendment to Switchboard's 1996 Stock Incentive Plan increasing from 1,500,000 to 3,000,000 the number of shares of common stock authorized for issuance under such plan.

     5. Switchboard's 1999 Stock Incentive Plan pursuant to which Switchboard may grant incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted and unrestricted stock awards for the purchase of an aggregate of 1,500,000 shares of common stock.

     6. Switchboard's 1999 Employee Stock Purchase Plan pursuant to which Switchboard may issue up to an aggregate of 300,000 shares of common stock; provided, that, no offering under such plan shall commence prior to the closing of Switchboard's initial public offering of common stock.

     7. The amendment to Switchboard's 1999 Stock Incentive Plan increasing from 1,500,000 to 1,875,000 the number of shares of common stock authorized for issuance under such plan.

  On February 11, 2000, Switchboard held its 2000 Annual Meeting of Stockholders. The meeting involved the re-election of six then-current directors of Switchboard: William P. Ferry, Douglas J. Greenlaw, Dean Polnerow, Richard M. Spaulding, David N. Strohm and Robert M. Wadsworth; provided, that, upon the closing of Switchboard's initial public offering of its common stock, the six directors were to be classified as follows: two Class I Directors (Messrs. Ferry and Wadsworth) elected for a term expiring at the 2001 Annual meeting of Stockholders, two Class II Directors (Messrs. Spaulding and Strohm) elected for a term expiring at the 2002 Annual Meeting of Stockholders, and two Class III Directors (Messrs. Greenlaw and Polnerow) elected for a term expiring at the 2003 Annual Meeting of Stockholders, in all cases subject to the election and qualification of their successors and to their earlier death, resignation or removal. All six nominees were so elected. For each of the nominees for director, the aggregate votes of the holders of shares of common stock and preferred stock were as follows:

--------------------------------------------------------------------------------
       Nominee                        Votes For              Votes Withheld
       -------                        ---------              --------------
--------------------------------------------------------------------------------
William P. Ferry                      17,419,481                  0
--------------------------------------------------------------------------------
Douglas J. Greenlaw                   17,419,481                  0
--------------------------------------------------------------------------------
Dean Polnerow                         17,415,107                4,374
--------------------------------------------------------------------------------
Richard M. Spaulding                  17,419,481                  0
--------------------------------------------------------------------------------
David N. Strohm                       17,415,107                4,374
--------------------------------------------------------------------------------
Robert M. Wadsworth                   17,419,481                  0
--------------------------------------------------------------------------------

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K:

  a.  Exhibits

  The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Switchboard's file number under the Securities Exchange Act of 1934 is 000-28871.

  b.  Reports on Form 8-K.

  We did not file a current report on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SWITCHBOARD INCORPORATED



                                            By: /s/ John P. Jewett
                                            ----------------------
                                            John P. Jewett
                                            Principal Financial Officer and
                                            Chief Accounting Officer

Date: May 15, 2000


                                  EXHIBIT INDEX

-------------------------------------------------------------------------------------------------------------
      Exhibit No.     Description
      -----------     -----------
-------------------------------------------------------------------------------------------------------------
        10.25         Registration Rights Agreement dated March 7, 2000 between the Registrant and Banyan
                      Systems Incorporated.
-------------------------------------------------------------------------------------------------------------
        10.26         Services Agreement dated March 7, 2000 between the Registrant and Banyan Systems
                      Incorporated.
-------------------------------------------------------------------------------------------------------------
        10.27         Sublease dated March 7, 2000 between the Registrant and Banyan Systems Incorporated.
-------------------------------------------------------------------------------------------------------------
        27.1          Financial data schedule.
-------------------------------------------------------------------------------------------------------------