Form 10-Q
period 2000-06-30
SWITCHBOARD INC
filed 2000-08-14
CIK 1085223

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES Exchange Act of 1934
 For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]  No [_].

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Shares Outstanding at
             Title of Class                     July 31, 2000
             --------------                     -------------
       Common Stock, par value $0.01              24,655,480

                          FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Quarterly Report on Form 10-Q. We do not assume any obligation to update any of the forward-looking statements we make.

                              WEB SITE ADDRESSES

  Our Web site address is www.switchboard.com. References in this Quarterly Report on Form 10-Q to www.switchboard.com, switchboard.com, any variations of the foregoing or any other uniform resource locator or URL, are inactive textual references only. The information on our Web site or at any other URL is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered to be a part of this document.

                           SWITCHBOARD INCORPORATED
                          FORM 10-Q QUARTERLY REPORT
                               TABLE OF CONTENTS

PART I - Financial Information

Item 1. -- Financial Statements

   Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999.....................   3

   Statements of Operations for the Three and Six Months Ended June 30, 2000
     and 1999 (Unaudited)...................................................................   4

   Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999
     (Unaudited)............................................................................   5

   Notes to Financial Statements............................................................   6

Item  2. -- Management's Discussion and Analysis of Financial Condition
   and Results of Operations................................................................   8

Item  3. -- Quantitative and Qualitative Disclosures About Market Risk......................  24

PART II - Other Information

Item 2. -- Changes in Securities and Use of Proceeds........................................  24

Item 5. - Other Information.................................................................  24

Item 6. -- Exhibits and Reports on Form 8-K.................................................  25

Signatures..................................................................................  26

                        PART I -- FINANCIAL INFORMATION

Item 1. - Financial Statements

                           SWITCHBOARD INCORPORATED
                                BALANCE SHEETS

                                                                                          June 30, 2000   December 31,1999
                                                                                          --------------  -----------------
Assets:                                                                                     (Unaudited)
-------
Cash and cash equivalents                                                                  $ 64,885,960       $  3,604,551
Short term investments                                                                       24,422,520          2,630,850
Accounts receivable, net of allowance of $212,530 and $162,183, respectively                  5,461,671          3,060,249
Other current assets                                                                            857,362            477,876
                                                                                           ------------       ------------
     Total current assets                                                                    95,627,513          9,773,526

Property and equipment, net                                                                   1,341,524          1,202,578
Other assets, net                                                                               833,412          1,219,274
                                                                                           ------------       ------------

Total assets                                                                               $ 97,802,449       $ 12,195,378
                                                                                           ============       ============

Liabilities and stockholders' equity (deficit):
-----------------------------------------------
Accounts payable                                                                           $    979,130       $    775,202
Accrued expenses                                                                              3,137,506          2,739,665
Deferred revenue                                                                              2,523,956          1,349,145
Note payable, current portion                                                                         -            600,000
                                                                                           ------------       ------------
     Total current liabilities                                                                6,640,592          5,464,012

Redeemable convertible preferred stock, $0.01 par value; 3,552,421 shares issued                      -         16,319,570
and outstanding as of December 31, 1999

Stockholders' equity (deficit):
-------------------------------
Series E special voting preferred stock; one share authorized and designated; one                     -
  share issued and outstanding
Common stock, $.01 par value; authorized 85,000,000 and 30,000,000 shares,                      246,405            146,640
  respectively; issued and outstanding 24,640,480 and 14,663,934 shares, respectively

Additional paid-in capital                                                                  179,011,393         75,666,634
Accumulated other comprehensive income                                                          423,138          1,855,950
Contribution receivable                                                                     (58,398,958)       (66,242,838)
Accumulated deficit                                                                         (30,120,121)       (21,014,590)
                                                                                           ------------       ------------
     Total stockholders' equity (deficit)                                                    91,161,857         (9,588,204)

Total liabilities and stockholders' equity (deficit)                                       $ 97,802,449       $ 12,195,378
                                                                                           ============       ============


  The accompanying notes are an integral part of the financial statements.

                            SWITCHBOARD INCORPORATED
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           Three months ended June 30,     Six months ended June 30,
                                                                    2000           1999           2000           1999
                                                                    ----           ----           ----           ----
Total revenue                                               $  4,766,414   $  1,850,114   $  8,584,434   $  2,977,663

Cost of revenue                                                1,049,685        328,910      1,966,129        405,393
                                                            ------------   ------------   ------------   ------------

Gross profit                                                   3,716,729      1,521,204      6,618,305      2,572,270

Operating expenses:
------------------
Sales and marketing                                            5,644,707      1,413,488     14,381,397      2,103,939
Product development                                              872,061        441,462      1,484,998        876,570
General and administrative                                       807,074        302,536      1,539,959        696,348
                                                            ------------   ------------   ------------   ------------
     Total operating expenses                                  7,323,842      2,157,486     17,406,354      3,676,857

Operating loss                                                (3,607,113)      (636,282)   (10,788,049)    (1,104,587)

Interest income (expense), net                                 1,388,404        (95,511)     1,682,518       (213,668)
                                                            ------------   ------------   ------------   ------------
Net loss                                                      (2,218,709)      (731,793)    (9,105,531)    (1,318,255)
                                                            ------------   ------------   ------------   ------------

Accrued dividends for preferred stockholders                           -         82,088        270,651        154,211
                                                            ------------   ------------   ------------   ------------

Net loss attributable to common stockholders                 ($2,218,709)     ($813,881)   ($9,376,182)   ($1,472,466)
                                                            ============   ============   ============   ============

Basic and diluted net loss per share                              ($0.09)        ($0.11)        ($0.45)        ($0.21)
                                                            ============   ============   ============   ============

Shares used in computing unaudited pro forma basic            24,594,420      7,202,606     21,044,419      7,113,352
and diluted net loss per share

Unaudited pro forma basic and diluted net loss per share          ($0.09)        ($0.09)        ($0.41)        ($0.17)
                                                            ============   ============   ============   ============

Shares used in computing unaudited pro forma basic            24,594,420      7,982,751     22,332,659      7,878,509
and diluted net loss per share

 The accompanying notes are an integral part of the financial statements.

                           SWITCHBOARD INCORPORATED
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Six Months Ended June 30,
                                                                                            -------------------------
                                                                                           2000                   1999
                                                                                           ----                   ----
Cash flows from operating activities:
Net loss                                                                                ($9,105,531)           ($1,318,255)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                        583,459                235,424
       Non-cash advertising and promotion expense                                         7,843,880                      -
       Provision for doubtful accounts                                                      211,144                      -
       Expense related to warrant grants                                                    331,390                136,459

     Changes in operating assets and liabilities:
       Accounts receivable                                                               (2,612,566)               185,218
       Other current assets                                                                (379,486)              (180,239)
       Other assets                                                                          90,029               (190,632)
       Accounts payable                                                                     203,928                 42,757
       Accrued expenses                                                                     425,799                436,880
       Deferred revenue                                                                   1,174,811                304,420
                                                                                       ------------           ------------
          Net cash used in operating activities                                          (1,233,143)              (347,968)

Cash flows from investing activities:
    Purchase of property and equipment                                                     (426,572)              (140,458)
    Purchases of short term investments, net                                            (23,224,482)                     -
                                                                                       ------------           ------------
         Net cash used in investing activities                                          (23,651,054)              (140,458)

Cash flows from financing activities:
     Proceeds from convertible promissory notes - related party                                   -              3,399,387
     Proceeds from issuance of common stock, net                                         86,793,564              4,049,315
     Payments on notes payable                                                             (627,958)              (540,417)
                                                                                       ------------           ------------
         Net cash provided by financing activities                                       86,165,606              6,908,285

Net increase in cash and cash equivalents                                                61,281,409              6,419,859

Cash and cash equivalents at beginning of period                                          3,604,551                386,590
                                                                                       ------------           ------------
Cash and cash equivalents at end of period                                             $ 64,885,960           $  6,806,449
                                                                                       ============           ============

Supplemental statement of non-cash financing activity:
   Settlement of convertible promissory notes through issuance of preferred stock                             $ 11,278,752
   Issuance of common stock for technology                                                                    $  1,050,000
   Non-cash issuance cost                                                                                     $    375,000
   Conversion of redeemable preferred stock into common stock                          $ 16,319,570
   Unrealized loss on short term investments                                           $  1,432,812

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

2. Basis of Presentation

     The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the
Securities and Exchange Commission.   Results of operations for the three and
six-month periods ended June 30, 2000 are not necessarily indicative of future financial results.

     Investors should read these interim financial statements in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-90013), which became effective on March 1, 2000.

3. Net Loss per Share and Pro Forma Net Loss per Share

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Net loss used in the calculation is increased by the accrued dividends for the preferred stock outstanding in each period. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. Options to purchase 3,147,155 and 1,393,825 shares of common stock as of June 30, 2000 and 1999, respectively, preferred stock convertible into 3,493,262 shares of common stock as of June 30, 1999, and warrants for 1,751,937 and 1,751,174 shares of common stock as of June 30, 2000 and 1999, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. An aggregate of 3,552,421 shares of preferred stock converted into common stock automatically on March 7, 2000, upon the closing of the Company's initial public offering. Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance.

4. Initial Public Offering

     On March 7, 2000, the Company completed the sale of 5,500,000 shares of common stock in its initial public offering at a per share price of $15.00. The Company received an aggregate of $82.5 million in proceeds from that sale. Subsequently, on April 6, 2000, the Company completed the sale of 825,000 shares of common stock pursuant to the exercise of the over allotment option by the underwriters for the Company's initial public offering. The shares were sold at the initial public offering price of $15.00 per share. The Company received an aggregate of $12.4 million in proceeds from that sale. Total expenses in connection with the initial offering were approximately $8.6 million, consisting of $6.6 million for underwriting discounts and commissions and approximately $2.0 million for professional services and other expenses. Net proceeds from the 6,325,000 shares sold were approximately $86.3 million.

5. Barter Revenue

     Revenues from barter transactions are recognized during the period in which the advertisements are displayed in Switchboard properties. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, the Company uses historical pricing of comparable cash transactions. The Company had one such transaction during the six-month period ended June 30, 2000 in the amount of $200,000.

6. Comprehensive Loss

     Other comprehensive loss includes unrealized gains or losses on the Company's available-for-sale investments.

                                            Six Months Ended June 30,
                                            -------------------------
                                               2000             1999
                                               ----             ----
Net loss                                    $   (9,105,531)   $  (1,318,255)
Other comprehensive income:
   Unrealized loss on investments               (1,432,812)               0
                                            --------------    -------------
Comprehensive loss                          $  (10,538,343)   $  (1,318,255)
                                            ==============    =============

7. Advertising Expense
Advertising costs are expensed as incurred.   For the three and six months ended
June 30, 2000, advertising expenses totaled $3,034,409 and $9,662,216, of which $1,813,277 and $7,843,881 was related to CBS non-cash advertising, respectively. For the three and six months ended June 30, 1999, advertising expenses totaled $528,429 and $673,429, respectively.

8. Recently Issued Accounting Pronouncements

     In March 2000, the Financial Accountings Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") as subsequently amended by SAB 101A and SAB 101B, which is effective no later than the fourth quarter of 2000. SAB 101 clarifies the Securities and Exchange Commission's views related to revenue recognition and disclosure. Switchboard adopted SAB 101 in the fourth quarter of 1999.

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


Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     You should read the following discussion together with the condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock" commencing on page 12, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. See "Forward-Looking Statements."

Overview

     Since commencing operations in February 1996, we have derived our revenue principally from the sale of national advertising. We have also derived revenue from the licensing of our directory technology content and related services to third party Web sites, which we refer to as syndication, and from our merchant aggregation program.

     Our advertising revenue is derived from banner advertisements, sponsorships, promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per click basis. We recognize revenue from national advertising upon delivery of services. During both the three and six months ended June 30, 2000, approximately 59% of our revenue was derived from the sale of national advertising.

     We also derive revenue from various syndication and licensing agreements with customers which typically involve engineering work to integrate our products and services with the customer's site and brand, as well as license fees. We recognize these fees and related costs under these agreements ratably over the term of the contract. During the three and six months ended June 30, 2000, approximately 15% and 16% of our revenue was derived from syndication and licensing, respectively.

     We also generate revenue from our merchant aggregation program in which we build Web sites for local merchants, run display ads in our yellow pages directory and host Web sites on our servers. Our merchant aggregation program is aimed at companies that have existing relationships with small businesses in order to sell our Web site creation, hosting and advertising services to local merchants. We recognize customer acquisition fees from this program when the Web site construction is complete. We recognize revenue on a monthly basis from the creation and hosting of display ads and Web sites as services are provided. During the three and six months ended June 30, 2000, approximately 26% and 25% of our revenue was derived from merchant services, respectively.

     Our cost of revenue consists primarily of expenses paid to third parties under data licensing agreements, as well as other direct expenses incurred to maintain the operations of our Web site. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, and the costs to run our data center, which include rent and utilities. We anticipate that our cost of revenue will increase in absolute dollars in the future as a result of hiring additional employees and purchasing additional equipment and outside services. Cost of revenue as a percentage of revenue has varied in the past, primarily as a result of fluctuations in our Web site traffic, resulting in associated changes in variable costs and, to a lesser extent, the cost of third-party content and technology.

     Our sales and marketing expense consists primarily of costs associated with Web site promotion, third-party revenue share costs, advertising and creative production expenses, employee salaries and benefits, public relations, market research and a pro rata share of occupancy and information system expenses. We expect sales and marketing expense to increase in absolute dollars as we continue to expand our marketing programs and our sales force and incur advertising expenditures associated with our CBS Corporation ("CBS")-related promotion and branding, carriage fees, and other marketing expenses associated with building our merchant aggregation program. We expect to record the net present value of our $95.0 million of advertising and promotion services from CBS as sales and marketing expense through June 2006. From commencement through June 30, 2000, we have recorded $11.9 million of expense.

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

     We have experienced substantial net losses since our inception. As of June 30, 2000, we had an accumulated deficit of $30.1 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Web site and the establishment of our corporate infrastructure and organization. We expect to increase our expenditures in all areas in order to execute our business plan, particularly in sales and marketing and in product development.

Results of Operations

Three and Six-Month Periods Ended June 30, 2000 and 1999

     Revenue. Revenue increased to $4.8 million and $8.6 million for the three- and six-month periods ended June 30, 2000, from $1.9 million and $3.0 million for the comparable periods in 1999, respectively. The increase of $2.9 million in the three-month period ended June 30, 2000 when compared to the corresponding period in 1999 consisted primarily of an increase of $2.0 million, or 246%, in national advertising revenue and an increase of $967,000, or 373%, in merchant services revenue offset in part by a decrease of $45,000, or 5.7%, in syndication and licensing revenue. The increase of $5.6 million in the six-month period ended June 30, 2000, when compared to the corresponding period in 1999 was due primarily to increases of $3.6 million, or 249%, in national advertising revenue, $1.9 million, or 704%, in merchant services revenue and $85,000, or 7%, in syndication and licensing revenue. The increases in advertising revenue of $2.0 million and $3.6 million for the three and six months ended June 30, 2000 were primarily due to increases in revenue per thousand page views ("RPM") resulting from both traffic and utilization increases to our Web site. RPM was $13.19 and $11.90 for the three- and six-month periods ended June 30, 2000, compared to $4.70 and $4.36 for the corresponding periods in 1999, respectively. The merchant services revenue increases of $967,000 and $1.9 million for the three and six months ended June 30, 2000 were due to increased membership and additional services in our local merchant network. The decrease in syndication and licensing revenue in the three months ended June 30, 2000 of $45,000 was due primarily to the completion of one license agreement from 1999. The increase in syndication and licensing revenue of $85,000 for the six months ended June 30, 2000 was due to new customer agreements.

Barter revenues, in which we received advertising in exchange for advertising on our Web site, were 2.3% of total revenues for the six-month period ended June 30, 2000. There were no barter transactions for the three months ended June 30, 2000.

     Cost of revenue.   Cost of revenue increased to $1.1 million, or 22.0% of
revenue, and $2.0 million, or 22.9%, of revenue for the three and six months ended June 30, 2000, from $329,000, or 17.8% of revenue and $405,000, or 13.6%
of revenue, for the three and six months ended June 30, 1999, respectively. The dollar and percentage increases for the three and six months ended June 30, 2000 were primarily the result of increases in Web service fees of $228,000 and $477,000 in connection with our merchant aggregation program, data licensing fees of $139,000 and $267,000, amortization of software licenses of $131,000 and $263,000, data communication fees to support our Web site of $125,000 and $198,000, and amortization of deferred project costs of $73,000 and $298,000, respectively.

     Gross profit. Gross profit increased to $3.7 million and $6.6 million for the three and six months ended June 30, 2000 from $1.5 million and $2.6 million for the corresponding periods in 1999, respectively. Gross profit dollars increased primarily due to higher revenue. As a percentage of revenue, gross profit for the three and six months ended June 30, 2000 decreased to 78.0% and 77.1% from 82.2% and 86.4% for the three and six months ended June 30, 1999, respectively.

     Sales and marketing. Sales and marketing expense increased to $5.6 million and $14.4 million for the three and six months ended June 30, 2000, respectively, compared with $1.4 million and $2.1 million for the corresponding periods in 1999. The increase of $4.2 million for the three months ended June 30, 2000 was primarily related to the non-cash advertising expense of $1.8 million related to our agreements with CBS Corporation ("CBS Advertising"), an increase in other advertising expenses of $693,000 and an increase in employee salaries and benefits of $639,000. The increase of $12.3 million for the six months ended June 30, 2000 was due primarily to $7.8 million in CBS Advertising, an increase in other advertising expenses of $1.1 million, an increase in employee salaries and benefits of $976,000 and merchant aggregation expenses of $454,000. As a percentage of revenue, sales and marketing expenses were 118.4% and 167.5% for the three and six months ended June 30, 2000 compared with 76.4% and 70.7% for the corresponding periods in 1999, respectively.

     Product development. Product development expense increased to $872,000 and $1.5 million for the three and six months ended June 30, 2000, respectively, compared with $441,000 and $877,000 for the corresponding periods in 1999.
These increases of $431,000 and $608,000 were primarily due to salaries, benefits and recruiting expenses associated with new personnel. As a percentage of revenue, product development expenses were 18.3% and 17.3% for the three and six months ended June 30, 2000 compared with 23.9% and 29.4% for the corresponding periods in 1999, respectively.

     General and administrative. General and administrative expense increased to $807,000 and $1.5 million for the three and six months ended June 30, 2000, respectively, as compared to $303,000 and $696,000 for the corresponding periods in 1999. The increase of $504,000 for the three months ended June 30, 2000 was primarily due to salaries and benefits associated with new personnel of $279,000, additional recruiting expenses of $44,000 and an increase in the allowance for doubtful accounts of $35,000 related to the increase in revenue. The increase of $844,000 for the six months ended June 30, 2000 was primarily due to salaries and benefits associated with new personnel of $454,000, an increase in the allowance for doubtful accounts of $156,000 related to the increase in revenue and additional recruiting expenses of $52,000. As a percentage of revenue, general and administrative expenses were 16.9% and 17.9% for the three and six months ended June 30, 2000 compared with 16.4% and 23.4% for the corresponding periods in 1999, respectively.

     Interest income (expense) net. Interest income increased to $1.4 million and $1.7 million for the three and six months ended June 30, 2000 as compared to interest expense of $96,000 and $214,000 for the corresponding periods in 1999, respectively. These increases of $1.5 million and $1.9 million were primarily due to the interest income earned on the net proceeds from the Company's initial public offering completed on March 7, 2000. As a percentage of revenues, interest income was 29.1% and 19.6% for the three and six months ended June 30, 2000 compared with interest expense of 5.2% and 7.2% for the corresponding periods in 1999.

     Net loss. Our losses increased to $2.2 million and $9.1 million for the three and six months ended June 30, 2000, from $732,000 and $1.3 million for the corresponding periods in 1999, respectively. As of June 30, 2000, our accumulated deficit totaled $30.1 million.

Liquidity and Capital Resources.

     As of June 30, 2000, we had cash and cash equivalents totaling $64.9 million. We also had short term investments valued at $24.4 million.

     Net cash used for operating activities for the six months ended June 30, 2000 was $1.2 million, primarily due to a net loss of $9.1 million, an increase in accounts receivable of $2.6 million, offset in part by CBS Advertising of $7.8 million and increases in deferred revenue of $1.2 million and accrued expenses of $426,000.

     Net cash used for investing activities for the six months ended June 30, 2000 was $23.7 million. Investing activities for the period were primarily related to net purchases of short term investments of $23.2 million and purchases of computer equipment.

     Net cash provided by financing activities for the six months ended June 30, 2000 was $86.2 million, primarily due to the net proceeds received as a result of the initial public offering.

     Since our inception, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant increases in our operating expenses through at least 2001, and that our operating expenses and capital expenditures will constitute a material use of our cash resources. We expect to incur significant expense increases as we attempt to brand our name and increase the traffic to our Web site. These increases are expected to result from substantial advertising expenses and increased marketing expenses associated with our merchant aggregation program. Additionally, we expect to add personnel in all departments, which will increase salaries and benefits and other personnel-related expenses. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. Due to the fact that our primary marketing expense will be the use of our non-cash CBS-related advertising, we believe that the funds currently available will be sufficient to meet our anticipated cash requirements to fund operations for at least the next 24 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain credit facilities. However, there can be no assurance that we would be successful in obtaining this additional funding. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Recently Issued Accounting Pronouncements

     In March 2000, the Financial Accountings Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") as subsequently amended by SAB 101A and SAB 101B, which is effective no later than the fourth quarter of 2000. SAB 101 clarifies the Securities and Exchange Commission's views related to revenue recognition and disclosure. Switchboard adopted SAB 101 in the fourth quarter of 1999.

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

We have a history of incurring net losses, we expect our net losses to continue as a result of planned increases in operating expenses and we may never achieve profitability

     We have incurred significant net losses in each fiscal quarter since our inception. From inception to June 30, 2000, we have incurred net losses totaling $30.1 million. We expect to continue to incur net losses and negative cash flows throughout 2000 because we intend to increase operating expenses to develop the Switchboard brand through marketing, promotion and enhancement and to expand our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

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

We rely on a small number of advertising and syndication customers, the loss of whom may substantially reduce our revenue

  We derive a substantial portion of our revenue from a small number of advertising and syndication customers. For the three and six months ended June 30, 2000, revenue derived from our top ten customers accounted for approximately 48.5% and 51.9% of our total revenue, respectively. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

The growth of our revenue will suffer if we do not increase the number and productivity of our sales and business development personnel, many of whom have only recently joined us

  Our ability to generate revenue through the sale of advertising would be adversely affected if we do not develop and maintain a productive sales force. Our sales and business development groups consisted of fifteen members as of June 30, 2000. We need to increase the size of our sales and business development groups to accelerate our revenue growth. Seven members of our sales and business development groups joined us since January 2000. Typically new sales and business development personnel require six to twelve months to become productive. If these groups do not increase their productivity, the growth of our revenue may be impeded.

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

Our business will suffer if we lose the services of our Chief Executive Officer or founder.

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

The combined ownership of ePresence and CBS will, if ePresence and CBS act together, permit ePresence and CBS to control matters submitted for approval of our stockholders which could delay or prevent a change of control or depress our stock price

  As of June 30, 2000 ePresence beneficially owns approximately 39.8% of our common stock and CBS beneficially owns approximately 33.2% of our common stock. Acting together, ePresence and CBS will be able to control, and acting alone each of ePresence and CBS will be able to substantially influence, all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This control could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a premium or better management. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us. These risks would be exacerbated if a competitor of CBS acquires a 30% voting interest in, or all or substantially all of the assets of, ePresence. In that event, CBS has the right to purchase all of ePresence's shares of our stock.

  ePresence has pledged all of our capital stock that it owns as security for ePresence's obligations under its bank credit facility. If ePresence defaults under its bank credit facility, its lender could take ownership of ePresence's capital stock of Switchboard. Moreover, either or both of ePresence and CBS may elect to sell all or a substantial portion of its capital stock to one or more third parties. In either case, a third party with whom we have no prior relationship could exercise the same degree of control over Switchboard as ePresence or CBS presently possess.

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

If ePresence ceases to provide us with the services and facilities that it currently provides, we may experience increased costs and disruption of our operations to replace those services and facilities
  ePresence provides us with some of our administrative and operational services and related support functions. In addition, we occupy our headquarters in Westboro, Massachusetts under an agreement with ePresence. If ePresence ceases or fails to provide these services satisfactorily or terminates our occupancy, we would be required to perform these services ourselves or obtain these services from another provider or locate new facilities. Replacing these services may cause us to incur additional costs and experience disruption of our operations. We may not be able to replace these services on commercially reasonable terms or, if we choose to perform these services ourselves, we may not be able to perform them adequately.

                         Risks Related to the Internet

If the acceptance and effectiveness of Internet advertising does not become fully established, the growth of our advertising revenue will suffer

  Our future success depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 59% of our revenue from the sale of advertisements and sponsorships during the six months ended June 30, 2000, 45% during the year ended December 31, 1999 and 62% in the year ended December 31, 1998. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

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

  All the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2000.

                         PART II -- OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

(a.)  Not applicable.

(b.)  Not applicable.

(c.)  Not applicable.

(d.) On March 2, 2000, we made an initial public offering of up to 6,325,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-90013), which was declared effective by the Securities and Exchange Commission on March 1, 2000.

  Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March and $11.5 million was received in April. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. From March 7, 2000 through June 30, 2000, we did not use any of the proceeds for working capital or operations. As of June 30, 2000, we have invested the net proceeds in short-term, interest-bearing, investment-grade securities.

Item 5.  Other Information

  On July 25, 2000, CBS Corporation elected Peter Glusker as a director of Switchboard pursuant to CBS's special voting rights as the holder of the one outstanding share of Switchboard's series E special voting preferred stock. The election of Mr. Glusker fills the vacancy created by the resignation from Switchboard's board of directors of Russell I. Pillar, also elected by CBS pursuant to its special voting rights.

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

   b.   Reports on Form 8-K.

   We did not file a current report on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SWITCHBOARD INCORPORATED

                                     By:/s/ John P. Jewett
                                     ---------------------
                                      John P. Jewett
                                      Principal Financial Officer and
                                      Chief Accounting Officer

Date: August 14, 2000

                                 EXHIBIT INDEX

Exhibit No.         Descripttion
-----------         ------------
   27.1             Financial data schedule