Form 10-Q
period 2000-09-30
SWITCHBOARD INC
filed 2000-11-14
CIK 1085223

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES Exchange Act of 1934
For the quarterly period ended September 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES Exchange Act of 1934
For the transition period from ____________________  to  _________________

                       Commission File Number: 000-28871


                            SWITCHBOARD INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                        04-3321134
      (State or Other Jurisdiction of         (IRS Employer
      Incorporation or Organization)        Identification No.)


                               115 Flanders Road
                         Westboro, Massachusetts 01581
         (Address, including Zip Code, of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code:  (508) 898-1122

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Shares Outstanding at
            Title of Class                    October 31, 2000
          -----------------                  ------------------
Common Stock, par value $0.01 per share          24,875,343

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

                            SWITCHBOARD INCORPORATED

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

PART I - Financial Information

Item 1. -- Financial Statements
  Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999..........................   3

  Statements of Operations for the Three and Nine Months Ended September 30, 2000
   and 1999 (Unaudited)..............................................................................   4

  Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999
   (Unaudited).......................................................................................   5

  Notes to Financial Statements......................................................................   6

Item  2. -- Management's Discussion and Analysis of Financial Condition
   and Results of Operations.........................................................................   8

Item  3. -- Quantitative and Qualitative Disclosures About Market Risk...............................  24

PART II - Other Information

Item 2. -- Changes in Securities and Use of Proceeds.................................................  24

Item 6. -- Exhibits and Reports on Form 8-K..........................................................  24

Signatures...........................................................................................  25


                        PART I -- FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                                 BALANCE SHEETS

                                                                                          September 30, 2000   December 31,1999
                                                                                          -------------------  -----------------
Assets:                                                                                        (Unaudited)
-------
Cash and cash equivalents                                                                       $ 37,880,973       $  3,604,551
Short-term investments                                                                            48,709,349          2,630,850
Accounts receivable, net of allowance of $199,772 and $162,183, respectively                       5,729,794          3,060,249
Other current assets                                                                               1,165,007            477,876
                                                                                                ------------       ------------
     Total current assets                                                                         93,485,123          9,773,526

Property and equipment, net                                                                        1,462,410          1,202,578
Other assets, net                                                                                    633,655          1,219,274
                                                                                                ------------       ------------

Total assets                                                                                    $ 95,581,188       $ 12,195,378
                                                                                                ============       ============

Liabilities and stockholders' equity (deficit):
-----------------------------------------------
Accounts payable                                                                                $  1,170,736       $    775,202
Accrued expenses                                                                                   3,070,518          2,739,665
Deferred revenue                                                                                   1,733,930          1,349,145
Note payable, current portion                                                                              -            600,000
                                                                                                ------------       ------------
     Total current liabilities                                                                     5,975,184          5,464,012

Redeemable convertible preferred stock, $0.01 par value; 3,552,421 shares issued                           -         16,319,570
 and outstanding as of December 31, 1999

Stockholders' equity (deficit):
-------------------------------
Series E special voting preferred stock; one share authorized and designated; one                          -                  -
  share issued and outstanding
Common stock, $.01 par value; authorized 85,000,000 shares;                                          246,853            146,640
  issued and outstanding 24,685,321 and 14,663,934 shares, respectively
Additional paid-in capital                                                                       179,365,404         75,666,634
Accumulated other comprehensive income                                                                66,161          1,855,950
Contribution receivable                                                                          (57,448,481)       (66,242,838)
Accumulated deficit                                                                              (32,623,933)       (21,014,590)
                                                                                                ------------       ------------
     Total stockholders' equity (deficit)                                                         89,606,004         (9,588,204)
                                                                                                ------------       ------------

Total liabilities and stockholders' equity (deficit)                                            $ 95,581,188       $ 12,195,378
                                                                                                ============       ============

  The accompanying notes are an integral part of the financial statements.

                            SWITCHBOARD INCORPORATED
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            Three months ended September 30,    Nine months ended September 30,
                                                                  2000              1999              2000             1999
                                                              ------------      ------------     -------------     ------------
Total revenue                                                 $  5,699,510      $  2,285,795     $  14,283,944     $  5,263,458

Cost of revenue                                                    982,064           614,286         2,948,193        1,019,679
                                                              ------------      ------------     -------------     ------------

Gross profit                                                     4,717,446         1,671,509        11,335,751        4,243,779

Operating expenses:
-------------------
Sales and marketing                                              6,896,151         2,401,994        21,277,548        4,505,933
Product development                                                936,067           470,554         2,421,065        1,347,124
General and administrative                                         878,782           509,207         2,418,741        1,205,555
                                                              ------------      ------------     -------------     ------------
     Total operating expenses                                    8,711,000         3,381,755        26,117,354        7,058,612

Loss from operations                                            (3,993,554)       (1,710,246)      (14,781,603)      (2,814,833)

Interest income (expense), net                                   1,489,742            27,846         3,172,260         (185,822)
                                                              ------------      ------------     -------------     ------------
Net loss                                                        (2,503,812)       (1,682,400)      (11,609,343)      (3,000,655)
                                                              ------------      ------------     -------------     ------------

Accrued dividends for preferred stockholders                             -           380,364           270,615          534,575
                                                              ------------      ------------     -------------     ------------

Net loss attributable to common stockholders                  $ (2,503,812)     $ (2,062,764)    $ (11,879,958)    $ (3,535,230)
                                                              ============      ============     =============     ============

Basic and diluted net loss per share                                $(0.10)           $(0.14)           $(0.53)          $(0.37)
                                                              ============      ============     =============     ============

Shares used in computing basic and diluted                      24,661,948        14,644,954        22,286,884        9,651,475
net loss per share

Unaudited pro forma basic and diluted net loss per share            $(0.10)           $(0.09)           $(0.50)          $(0.26)
                                                              ============      ============     =============     ============

Shares used in computing unaudited pro forma basic              24,661,948        18,197,375        23,132,699       11,346,200
and diluted net loss per share


 The accompanying notes are an integral part of the financial statements.

                            SWITCHBOARD INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                       ---------------------------------
                                                                                              2000             1999
                                                                                         -------------     ------------
Cash flows from operating activities:
Net loss                                                                                  $(11,609,343)     $(3,000,655)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                           890,542          485,258
       Non-cash advertising and promotion expense                                            8,794,357           77,777
       Provision for doubtful accounts                                                         251,144                -
       Expense related to warrant grants                                                       552,306          311,654

     Changes in operating assets and liabilities:
       Accounts receivable                                                                  (2,920,689)        (496,953)
       Other current assets                                                                   (687,131)         (96,404)
       Other assets                                                                            158,536         (419,648)
       Accounts payable                                                                        395,534          406,084
       Accrued expenses                                                                        358,811          198,808
       Deferred revenue                                                                        384,785          441,143
                                                                                         -------------     ------------
          Net cash used in operating activities                                             (3,431,148)      (2,092,936)

Cash flows from investing activities:
    Purchases of property and equipment                                                       (723,291)        (332,119)
    Purchases of short term investments, net                                               (47,868,288)               -
                                                                                         -------------     ------------
         Net cash used in investing activities                                             (48,591,579)        (332,119)

Cash flows from financing activities:
     Proceeds from convertible promissory notes - related party                                      -        3,335,307
     Proceeds from issuance of common stock, net                                            86,927,107        4,099,628
     Payments on notes payable                                                                (627,958)        (530,292)
                                                                                         -------------     ------------
         Net cash provided by financing activities                                          86,299,149        6,904,643

Net increase in cash and cash equivalents                                                   34,276,422        4,479,588

Cash and cash equivalents at beginning of period                                             3,604,551          386,590
                                                                                         -------------     ------------
Cash and cash equivalents at end of period                                               $  37,880,973     $  4,866,178
                                                                                         =============     ============

Supplemental statement of non-cash financing activity:
   Settlement of convertible promissory notes through issuance of preferred stock                          $ 11,722,452
   Issuance of common stock for technology                                                                 $  1,050,000
   Non-cash issuance cost                                                                                  $    375,000
   Warrants received in connection with a Development, Access and License agreement                        $    774,900
   Conversion of redeemable preferred stock into common stock                            $  16,319,570
   Unrealized loss on short term investments                                             $   1,789,789


 The accompanying notes are an integral part of the financial statements.

                            SWITCHBOARD INCORPORATED
                       NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

  Switchboard Incorporated, a Delaware corporation (the "Company"), commenced operations in February 1996. The Company is an Internet-based local merchant network interconnecting consumers, merchants and national advertisers. The Company offers its users local information about people and businesses across the United States. The Company provides a broad range of functions, content and services designed to connect consumers and businesses on the Internet.

2. BASIS OF PRESENTATION

  The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations
of the Securities and Exchange Commission.   Results of operations for the
three- and nine-month periods ended September 30, 2000 are not necessarily indicative of future financial results.

  Investors should read these interim financial statements in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-90013), as amended, which was declared effective by the Securities and Exchange Commission on March 1, 2000.

3. NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Net loss used in the calculation is increased by the accrued dividends for the preferred stock outstanding in each period. Diluted net loss per share does not differ from basic net loss per share, since potential common shares from conversion of preferred stock, stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. Options to purchase 3,093,230 and 1,627,100 shares of common stock as of September 30, 2000 and 1999, respectively, preferred stock convertible into 3,552,422 shares of common stock, and warrants for 1,751,937 shares of common stock as of September 30, 2000 and 1999, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. An aggregate of 3,552,421 shares of preferred stock converted into common stock automatically on March 7, 2000, upon the closing of the Company's initial public offering. There was one share of preferred stock issued and outstanding as of September 30, 2000. Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance.

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

5. BARTER REVENUE

  The Company had barter transactions totaling $75,000 and $275,000, or 1.3% and 1.9% of revenues, for the three and nine months ended September 30, 2000 and 1999, respectively. Revenues from barter transactions are recognized during the period in which the advertisements are displayed in Switchboard properties. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, the Company uses historical pricing of comparable cash transactions.

6. COMPREHENSIVE LOSS

  Other comprehensive loss includes unrealized gains or losses on the Company's available-for-sale investments.

                                                                    Nine Months Ended September 30,
                                                                   ---------------------------------
                                                                        2000                1999
                                                                    ------------         -----------
Net loss                                                            $(11,609,343)        $(3,000,655)
Other comprehensive income:
   Unrealized (loss) gain on investments                              (1,789,789)            176,400
                                                                    ------------         -----------
Comprehensive loss                                                  $(13,399,132)        $(2,824,255)
                                                                    ============         ===========

7. ADVERTISING EXPENSE

  Advertising costs are expensed as incurred.   For the three and nine months
ended September 30, 2000, advertising expenses totaled $3,237,959 and $12,900,175, of which $950,477 and $8,794,357 were related to CBS non-cash advertising, respectively. For the three and nine months ended September 30, 1999, advertising expenses totaled $1,028,014 and $1,701,443, respectively, of which $77,777 was related to CBS non-cash advertising.

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In March 2000, the Financial Accountings Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard established accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarters for fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on our financial position or results of operations.


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

OVERVIEW

  Since commencing operations in February 1996, we have derived our revenue principally from the sale of national advertising. We have also derived revenue from the licensing of our directory technology content and related services to third party Web sites, which we refer to as syndication, and from merchant services.

  Our advertising revenue is derived from banner advertisements, sponsorships, direct electronic mail based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per click basis. We recognize revenue from national advertising upon delivery of services. During the three and nine months ended September 30, 2000, approximately 54% and 57% of our revenue was derived from the sale of national advertising, respectively.

  We also derive revenue from various syndication and licensing agreements with customers which typically involve engineering work to integrate our products and services with the customer's site and brand, as well as license fees. We recognize these fees and related costs under these agreements ratably over the term of the contract. During the three and nine months ended September 30, 2000, approximately 19% and 17% of our revenue was derived from syndication and licensing, respectively.

  We also generate revenue from merchant services in which we build Web sites for local merchants, run display ads in our yellow pages directory and host Web sites on our servers. Our merchant services program is aimed at companies that have existing relationships with small businesses in order to sell our Web site creation, hosting and advertising services to local merchants. We recognize revenue on a monthly basis from the creation and hosting of display ads and Web sites as services are provided. During the three and nine months ended September 30, 2000, approximately 27% and 26% of our revenue was derived from merchant services, respectively.

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

  Our sales and marketing expense consists primarily of costs associated with Web site promotion, third-party revenue share costs, advertising and creative production expenses, employee salaries and benefits, public relations, market research and a pro rata share of occupancy and information system expenses. We expect sales and marketing expense to increase in absolute dollars as we continue to expand our marketing programs and our sales force and incur advertising expenditures associated with our CBS Corporation ("CBS")-related promotion and branding, carriage fees, and other marketing expenses associated with building our merchant services program. We expect to record the net present value of our $95.0 million of advertising and promotion services from CBS as sales and marketing expense through June 2006. From commencement through September 30, 2000, we have recorded $12.9 million of expense.

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

  Our general and administrative expense consists primarily of employee salaries and benefits and other personnel-related costs for executive and financial personnel, as well as legal, accounting and insurance costs and a share of occupancy and information system expenses based on employee headcount. We expect that our general and administrative expense will increase in absolute dollars as we continue to expand our staffing to support growing operations and facilities, and incur expenses relating to our responsibilities as a public company.

  We have experienced substantial net losses since our inception. As of September 30, 2000, we had an accumulated deficit of $32.6 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Web site and the establishment of our corporate infrastructure and organization. We expect to increase our expenditures in all areas in order to execute our business plan, particularly in sales and marketing and in product development.

RESULTS OF OPERATIONS

THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

  Revenue. Revenue increased to $5.7 million and $14.3 million for the three-and nine-month periods ended September 30, 2000, from $2.3 million and $5.3 million for the comparable periods in 1999, respectively. The increases of $3.4 million and $9.0 million in the three- and nine-month periods ended September 30, 2000, when compared to the corresponding period in 1999, consisted primarily of increases in national advertising revenue, merchant services revenue and syndication and licensing revenue. The increases in national advertising revenue for the three and nine months ended September 30, 2000 were primarily due to increases in revenue per thousand page views ("RPM") resulting from both utilization increases and traffic to our Web site. RPM was $12.98 and $12.27 for the three-and nine-month periods ended September 30, 2000, compared to $5.25 and $4.66 for the corresponding periods in 1999. The merchant services revenue increases for the three and nine months ended September 30, 2000 were due to increased membership and additional services in our local merchant network. The increases in syndication and licensing revenue for the three and nine months ended September 30, 2000 were due to new customer agreements. Barter revenues, in which we received advertising in exchange for advertising on our Web site, were 1.3% and 1.9% of total revenues for the three- and nine-month periods ended September 30, 2000, respectively.

  Cost of revenue.   Cost of revenue increased to $1.0 million, or 17.2% of
revenue, and $2.9 million, or 20.6% of revenue for the three and nine months ended September 30, 2000, from $614,000, or 26.9% of revenue and $1.0 million, or 19.4% of revenue, for the three and nine months ended September 30, 1999, respectively. The dollar increase for the three months ended September 30, 2000 was primarily the result of increases in amortization of deferred project costs, Web service fees in connection with our merchant services program and data communication fees to support our Web site offset in part by a decrease in data licensing fees. The percentage decrease in cost of revenue for the three months ended September 30, 2000 was primarily due to increased revenues offset in part by additional costs. The dollar and percentage increases for the nine months ended September 30, 2000 were primarily the result of increases in Web service fees, amortization of deferred project costs, data communication fees, amortization of software licenses and data licensing fees.

  Gross profit. Gross profit increased to $4.7 million and $11.3 million for the three and nine months ended September 30, 2000 from $1.7 million and $4.2 million for the corresponding periods in 1999. Gross profit dollars increased primarily due to higher revenue offset in part by an increase in cost of revenue. As a percentage of revenue, gross profit for the three months ended September 30, 2000 increased to 82.8% from 73.1% for the corresponding period in 1999. For the nine months ended September 2000, gross profit as a percentage of revenue decreased to 79.4% from 80.6% for the corresponding period in 1999.

  Sales and marketing. Sales and marketing expense increased to $6.9 million and $21.3 million for the three and nine months ended September 30, 2000, respectively, compared with $2.4 million and $4.5 million for the corresponding periods in 1999. The increases of $4.5 million and $16.8 million for the three and nine months ended September 30, 2000, respectively, were primarily related to increases in the non-cash advertising expense related to our agreements with CBS ("CBS Advertising"), other advertising expenses, merchant services program expenses, employee salaries and benefits and additional public relations expenses related primarily to our local merchant initiatives. As a percentage of revenue, sales and marketing expenses were 121.0% and 149.0% for the three and nine months ended September 30, 2000 compared with 105.0% and 85.6% for the corresponding periods in 1999.

  Product development. Product development expense increased to $936,000 and $2.4 million for the three and nine months ended September 30, 2000, respectively, compared with $471,000 and $1.3 million for the corresponding periods in 1999. These increases of $466,00 and $1.1 million for the three and nine months ended September 30, 2000, respectively, were primarily due to increases in salaries and benefits associated with new personnel and outside consulting expenses. As a percentage of revenue, product development expenses were 16.4% and 17.0% for the three and nine months ended September 30, 2000 compared with 20.6% and 25.6% for the corresponding periods in 1999.

  General and administrative. General and administrative expense increased to $879,000 and $2.4 million for the three and nine months ended September 30, 2000, respectively, as compared to $509,000 and $1.2 million for the corresponding periods in 1999. The increases of $370,000 and $1.2 million for the three and nine months ended September 30, 2000, respectively, were primarily due to increases in salaries and benefits associated with new personnel, allowances for doubtful accounts related to the increase in revenue and additional travel expenses resulting from new personnel, offset in part by reductions in recruiting expenses resulting from executive level hiring activities in the three months ended September 30, 1999. As a percentage of revenue, general and administrative expenses were 15.4% and 16.9% for the three and nine months ended September 30, 2000 compared with 22.3% and 22.9% for the corresponding periods in 1999.

  Interest income (expense) net. Interest income increased to $1.5 million and $3.2 million for the three and nine months ended September 30, 2000 as compared to interest income of $28,000 and interest expense of $186,000 for the corresponding periods in 1999. These increases of $1.5 million and $3.4 million were primarily due to the interest income earned on the net proceeds from the Company's initial public offering completed on March 7, 2000. As a percentage of revenues, interest income was 26.1% and 22.2% for the three and nine months ended September 30, 2000 compared with interest income of 1.2% and interest expense of 3.5% for the corresponding periods in 1999.

  Net loss. Our losses increased to $2.5 million and $11.6 million for the three and nine months ended September 30, 2000, from $1.7 million and $3.0 million for the corresponding periods in 1999. As of September 30, 2000, our accumulated deficit totaled $32.6 million.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 2000, we had cash and cash equivalents totaling $37.9 million. We also had short term investments valued at $48.7 million.

  Net cash used for operating activities for the nine months ended September 30, 2000 was $3.4 million, primarily due to a net loss of $11.6 million, an increase in accounts receivable of $2.9 million and an increase in other current assets of $687,000, offset in part by non-cash CBS Advertising of $8.8 million and depreciation and amortization of $891,000.

  Net cash used for investing activities for the nine months ended September 30, 2000 was $48.6 million. Investing activities for the period were primarily related to net purchases of short term investments of $47.9 million and purchases of property and equipment of $723,000.

  Net cash provided by financing activities for the nine months ended September 30, 2000 was $86.3 million, primarily due to the net proceeds received as a result of the initial public offering, offset in part by payments made on notes payable of $628,000.

  Since our inception, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant increases in our operating expenses through at least 2001, and that our operating expenses and capital expenditures will constitute a material use of our cash resources. We expect to incur significant expense increases as we attempt to brand our name and increase the traffic to our Web site. These increases are expected to result from substantial advertising expenses and increased marketing expenses associated with merchant services. Additionally, we expect to add personnel in all departments, which will increase salaries and benefits and other personnel-related expenses. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. Due to the fact that our primary marketing expense will be the use of our non-cash CBS-related advertising, we believe that the funds currently available will be sufficient to meet our anticipated cash requirements to fund operations for at least the next 24 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain credit facilities. However, there can be no assurance that we would be successful in obtaining this additional funding. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In March 2000, the Financial Accountings Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on our financial position or results of operations.

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

  We have incurred significant net losses in each fiscal quarter since our inception. From inception to September 30, 2000, we have incurred net losses totaling $32.6 million. We expect to continue to incur net losses and negative cash flows for the years ending December 31, 2000 and 2001 because we intend to increase operating expenses to develop the Switchboard brand through marketing, promotion and enhancement and to expand our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

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

WE NEED TO DEVELOP THE SWITCHBOARD BRAND TO ATTRACT USERS TO OUR WEB SITE, WHICH WILL BE COSTLY AND MAY NOT GENERATE REVENUE

  Building recognition of our brand is critical to attracting and expanding our user base. We are pursuing an aggressive brand-building strategy and, if this strategy is unsuccessful, we may never cover our costs. In addition to the advertising and promotion available to us from CBS, we intend to continue to incur significant additional expenditures for future advertising and promotional programs and activities. We may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential users. In addition, even if awareness of our brand increases, the number of new users of our Web site may not increase or result in increased revenue.

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

  For our business to be successful, we must expand our merchant services program and generate significant revenue from that program. The success of our merchant services program depends in substantial part upon our ability to access a broad base of local merchants. The local merchant base is highly fragmented. Local merchants are difficult to contact efficiently and cost-effectively. Consequently, we depend on merchant aggregators to provide us with local merchant contacts and to provide billing and other administrative services relating to our local merchant services. The termination of any strategic relationship with a merchant aggregator would significantly impair our ability to attract potential local merchant customers and deliver our local merchant services to our current customers. Furthermore, we cannot be certain that we will be able to develop or maintain relationships with new merchant aggregators on terms acceptable to us or at all.

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

WE RELY ON A SMALL NUMBER OF ADVERTISING AND SYNDICATION CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

  We derive a substantial portion of our revenue from a small number of advertising and syndication customers. For the three and nine months ended September 30, 2000, revenue derived from our top ten customers accounted for approximately 66.4% and 50.6% of our total revenue, respectively. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

IF WE DO NOT INTRODUCE NEW OR ENHANCED SERVICES ON OUR WEB SITE, WE MAY BE UNABLE TO ATTRACT AND RETAIN CONSUMERS AND LOCAL MERCHANTS, WHICH WOULD SIGNIFICANTLY IMPEDE OUR ABILITY TO GENERATE REVENUE

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

  In September 1999, we entered into a relationship to provide directory services in Canada. As opportunities arise, we intend to pursue strategic initiatives internationally. We will face additional risks related to doing business in international markets, such as changes in regulatory requirements, difficulties in protecting and enforcing our intellectual property, tariffs and other trade barriers, fluctuations in currency exchange rates and adverse tax consequences. Our inexperience in doing business in international markets exposes us further to these risks and may make it more difficult for us to staff and manage any foreign operations. In addition our services may not be perceived to be valuable because of different consumer preferences and requirements in specific international markets. The effects of one or more of these factors may limit the success of any expansion of our business into international markets.

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

  As of September 30, 2000 ePresence beneficially owns approximately 39.7% of our common stock and CBS beneficially owns approximately 33.1% of our common stock. Acting together, ePresence and CBS will be able to control, and acting alone each of ePresence and CBS will be able to substantially influence, all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This control could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a premium or better management. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us. These risks would be exacerbated if a competitor of CBS acquires a 30% voting interest in, or all or substantially all of the assets of, ePresence. In that event, CBS has the right to purchase all of ePresence's shares of our stock.

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

OVERLAPPING MANAGEMENT AND BOARDS OF DIRECTORS COULD HINDER OR DELAY DECISIONS REGARDING SIGNIFICANT BUSINESS MATTERS

  Three of our directors hold positions as officers or directors of ePresence, as described in the following table:

Name                            Switchboard Position          ePresence Position
---------------------------------------------------------------------------------------
William P. Ferry                Chairman of the Board  Chairman of the Board, President
                                                       and Chief Executive Officer

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

                         RISKS RELATED TO THE INTERNET

IF THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING DOES NOT BECOME FULLY ESTABLISHED, THE GROWTH OF OUR ADVERTISING REVENUE WILL SUFFER

  Our future success depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 57% of our revenue from the sale of advertisements and sponsorships during the nine months ended September 30, 2000, 45% during the year ended December 31, 1999 and 62% in the year ended December 31, 1998. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

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

  All the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2000.

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

  Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March and $11.5 million was received in April. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. From March 7, 2000 through September 30, 2000, we used approximately $471,000 of the proceeds for the purchase of computer equipment and the funding of operations. As of September 30, 2000, we have invested the remaining net proceeds in short-term, interest-bearing, investment-grade securities.

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

  b.   Reports on Form 8-K.

  We did not file a current report on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SWITCHBOARD INCORPORATED

                         By:/s/ John P. Jewett
                            -----------------------
                            John P. Jewett
                            Principal Financial Officer and
                            Chief Accounting Officer

Date: November 14, 2000

                                 EXHIBIT INDEX

      Exhibit No.        Description
-----------------------  --------------------------------------------------
         10.1            Amendment to 1999 Stock Incentive Plan, as amended
         27.1            Financial data schedule.