Form 10-K
period 2000-12-31
SWITCHBOARD INC
filed 2001-04-02
CIK 1085223

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                       Commission file number 000-28871

                           SWITCHBOARD INCORPORATED
            (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                      04-3321134
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

                               120 FLANDERS ROAD
                         WESTBORO, MASSACHUSETTS 01581
                          (FORMERLY 115 FLANDERS ROAD
                        WESTBORO, MASSACHUSETTS 01581)
             (Address and Zip Code of Principal Executive Offices)

       Registrant's telephone number, including area code: 508-898-1122

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 22, 2001, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $13,827,000 (reference is made to Part II, Item 5 of this Annual Report on Form 10-K for the statement of assumptions upon which this calculation is based).

On March 22, 2001, there were 25,716,885 shares of the Registrant's common stock outstanding. The Registrant has no shares of non-voting common stock authorized or outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (the "Annual Report to Shareholders") are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. With the exception of the portions of the Annual Report to Shareholders expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

(2) Portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders scheduled to be held on May 16, 2001 (the "2001 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2001 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

                          FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Annual Report on Form 10-K. We do not assume any obligations to update any of the forward-looking statements we make.

                               WEB SITE ADDRESS

Our Web site address is www.switchboard.com. References in this Annual Report on Form 10-K to www.switchboard.com, switchboard.com, any variations of the foregoing or any other uniform resource locator or URL, are inactive textual references only. The information on our Web site or at any other URL is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this document.

                                  TRADEMARKS

"Switchboard" and "MapsOnUs" are registered service marks of Switchboard Incorporated. "AdStudio", "What's Nearby", "My Corner", "My Studio", "Think Outside the Book", "Nearbuy", and "Deals Nearbuy" are service marks of Switchboard Incorporated. "CBS" and the CBS "eye" device are the registered trademarks of CBS Broadcasting, Inc. Other product, company or organization names cited in this Annual Report on Form 10-K may be service marks, trademarks or trade names of their respective companies or organizations.

                                    PART I

ITEM 1. BUSINESS

Overview

     Switchboard is a leading provider of directory technology and Nearbuy(SM) solutions - a tightly integrated suite of products and services promoting local business across a full range of Internet and wireless platforms. Our flagship Web site, CBS Switchboard.com, offers a broad range of functions, content and services including yellow and white pages, product searching, and interactive maps and driving directions. Viewed more than 80 million times each month, CBS Switchboard.com showcases our superior technology and breadth of directory product offerings. Customers such as America Online, a subsidiary of AOL Time Warner, and Sympatico-Lycos (formerly known as Bell ActiMedia) have standardized on customized directory platforms developed by us, expanding the reach of our local merchant network to more and more businesses across the United States.

The Switchboard Solution

     We are focused on developing integrated solutions which bring consumers, merchants, and national advertisers together online to stimulate local commerce. We connect consumers searching for specific products and services with the merchants that provide them. Our offerings:

          . provide consumers with detailed local information about people and businesses across the United States;

          . give local merchants a fast, easy, cost-effective way to get their businesses represented online; and

          .    facilitate commerce by connecting local merchants with consumers.

Benefits to Consumers

     Extensive information base. Switchboard provides consumers with detailed
     --------------------------
local information, including listings of over 106 million individuals, 13 million businesses, and four million e-mail addresses. We allow consumers to search for people and businesses beyond the geographic boundaries of traditional print directories. We offer a free alternative to directory assistance charges and eliminate the need for consumers to know a specific city or area code to obtain the desired results. Our powerful search capabilities, interactive maps, and driving directions allow consumers to locate businesses based on proximity to their home, office or a planned travel destination. Switchboard links to a growing base of business Web sites and through the integration of its product directory, allows consumers to save time by confirming product availability before heading out to shop. Our patented ad serving technologies present consumers with multiple merchant advertisements and allow them to rapidly screen and examine the information they seek.

     Powerful search capability. Our proprietary directory architecture,
     --------------------------
combined with our intuitive screen displays, allow search results to be delivered quickly with few page views. These search results can be organized alphabetically or by geographical proximity. Our innovative "What's Nearby?" service enables a consumer to input an address anywhere in the country and find detailed information about nearby businesses, people, government, points of interest, and regional maps. This feature is ideal for people planning travel, both personal and business, as well as for people moving or changing job locations who need to familiarize themselves with their new surroundings.

     Integrated maps and driving directions. Our Maps On Us maps and driving
     --------------------------------------
directions technology is fully integrated with our directory services. Once a consumer identifies a desired address, Maps On Us allows the consumer to plot the most effective route to that destination, including intermediate stopping points. Consumers may also store previously accessed maps and directions in a personal address book.

     Personalized experience. We offer our registered users the ability to
     -----------------------
personalize their online experience. Users can control their listings in our white pages and can add information about their profession, education, affiliations, and other interests. Users can choose from a variety of privacy options to shield various portions of their online identities. By providing us with their zip code, users can receive, via e-mail, local money-saving offers for businesses near their home through our Deals Nearbuy(SM) program.

Benefits to Merchants

     Fast, cost-effective Web presence. Our robust system architecture and
     ---------------------------------
sophisticated Web site building tools enable quick and cost effective development and deployment of multi-page Web sites for local merchants. We provide local merchants with a visible Web presence, while eliminating the technical, administrative, and financial challenges typically associated with creating and maintaining an effective Web site.

     Participation in a leading online local merchant network. We provide local
     --------------------------------------------------------
merchants with access to our nationally recognized, highly trafficked merchant network. Unlike traditional phone books and directory services, our online directory services, maps, and driving directions provide merchants with exposure to customers beyond their immediate local area. We acquire and aggregate local merchant customers into our branded directory and our network of syndicated directories. We believe our alliance with Viacom Inc. and related license to use CBS trademarks further enhance the Switchboard brand and offer the opportunity to generate additional traffic to our merchant customers.

     Lead generation. Through innovative offerings such as Nearbuy Merchandising
     ---------------
services and Nearbuy Promotional services, we access retailer product inventories and money-saving offers to generate leads and drive local consumers straight to a business's doorstep. Businesses can cost-effectively gain access to local shoppers who have already reflected an interest in making a purchase. Actual sales are generally consummated at traditional store-fronts and not on the Internet. The quick and easy access to product information and specials allowed by our services assists businesses in fostering stronger relationships with existing customers.

Benefits to National Advertisers

     Switchboard offers advertisers a wide range of advertising options. Our
     ------------------------------------------------------------------
patented ad serving technologies allow advertisers to target specific types of consumers visiting CBS Switchboard.com or the properties of parties with whom we have syndication alliances. A national advertiser can buy a site-wide banner to reinforce its brand, an in-category sponsorship to drive traffic to specific offers on its site and a yellow pages trademark ad to drive traffic to local outlets. These options give advertisers significant flexibility to construct customized campaigns designed to drive traffic at the local or national level to businesses both offline and online.

Switchboard.com

     The foundation of our local merchant network lies in our directory technology and in our Web site, Switchboard.com. The site showcases our capabilities and provides a broad range of functions, content, and services designed to connect consumers and businesses on the Internet. Key features of Switchboard.com include:

Directory Services

     Our yellow pages, white pages, and e-mail directory services provide consumers with information about people and businesses and, in many cases, detailed information about the products and services those businesses offer. In addition to listing information found in traditional directories, our directories include integrated maps and directions, information about nearby businesses, display advertisements, and links to merchant Web sites. Consumers can use our directory services to search by category, geography, and name.

     We license yellow and white pages directory information under a non-exclusive agreement with infoUSA Inc., that extends through December 2002.
Based upon infoUSA's extensive listings and verification procedures and our management's understanding of available alternatives, we believe our database is the most comprehensive and accurate available database of business and residential information in the United States. infoUSA is obligated to provide us with updated data monthly. Under this agreement, we pay infoUSA annual royalties.

     In November 2000, we acquired Envenue, Inc., a Boston-based wireless product serching company. Technology acquired from Envenue led to the development of our next generation Find a Product directory service. This service helps consumers find and buy the things they want from local traditional store-front merchants. By importing and organizing high volumes of data from retail inventory databases, point-of-sale systems, and other sources of structured product information, our product directory platform lets consumers easily perform complex product searches by inputting a wide array of criteria including product descriptions, brands, and model numbers.

     Our directories provide users, merchants, and advertisers with powerful tools to customize how they represent themselves on the Web. Users and merchants can edit their listings in our directories by updating and supplementing information about themselves. These tools help users and merchants to be found and ensure that the information about them is accurate and personalized.

Localized Content

     Our "What's Nearby?" service provides relevant information about the surrounding local merchants and establishments related to a user search. "What's Nearby?" provides links to local businesses in the entertainment, travel, recreation, shopping, health, and real estate sectors based on the user's target search location. In addition, this service provides mapping features and links to Web sites related to the region, government offices, points of interest, and other useful information. This information is integrated into our white pages, yellow pages, and mapping features, allowing users to access businesses, information, and services in the context of their searches.

Maps and Directions

     Our Maps On Us technology integrates maps and driving directions into many areas of our Web site. Maps generated by Maps On Us provide users with sophisticated viewing options, including multiple levels of zoom, full and half screen pans, map center selection, labeling of roads and other points of interest, map size, color or monochrome rendering, and latitude/longitude display. Our technology provides users with a powerful tool to plan the shortest or fastest route from a starting point to a destination including up to five intermediate locations. They can also choose to avoid or use major highways. Our "best tour" function lets users enter a number of locations in any order and will designate the most efficient route from start to finish. Maps are displayed with detailed turn-by-turn directions, all of which can be forwarded to others by e-mail.

Technology Licensing and Content Syndication

     Switchboard extends the reach of our merchant network beyond the CBS Switchboard.com Web site by licensing our proven directory technology and syndicating our directory content to other sites and to entities with whom we have established strategic relationships. Examples of these relationships are our alliances with AOL and Sympatico-Lycos.

     AOL.   In December 2000 Switchboard and AOL announced the formation of a
     ---
multi-year technology, marketing and services alliance to develop a new directory and local advertising platform and product set to be featured across key AOL properties. Under the agreement, we will be the exclusive provider of infrastructure services and directory technology for new AOL yellow pages products that will make use of the platform, commencing initially with integration into Netscape.com and CompuServe. AOL's local and national sales force will actively market and sell directory advertisements for the platform directly, and through existing and newly developed sales channels.

     Sympatico-Lycos.  We entered into a relationship with Canadian based
     ----------------
Sympatico-Lycos in September 1999. Under the terms of the three-year non-exclusive agreement with Sympatico-Lycos, we agreed to develop, customize, host, and license versions of our white pages, yellow pages, and other of our services for use by Sympatico-Lycos on our own Web sites and Web sites owned by affiliates of Sympatico-Lycos. Sympatico-Lycos pays us development and engineering fees, annual license fees, and a share of their revenue. We also agreed with Sympatico-Lycos to include links to each other's Web sites on our Web sites and to limited licenses of each other's trademarks.


Merchant Services

     We provide merchants with a broad range of services to help them establish, manage, and expand their online presence as their business evolves. Nearbuy(SM), a tightly integrated suite of Switchboard products and services promoting local business across a full range of Internet and wireless platforms, is dedicated to helping businesses of all sizes connect with consumers through locally targeted solutions. Nearbuy provides the framework under which our wide array of product offerings are marketed nationally, regionally, and locally.

Our Nearbuy solutions are broken into six distinct groups:

     . Nearbuy Directory Services; Yellow Pages, Product Directory, White Pages. Nearbuy directory services are customized versions of our directory services, designed to enable online businesses to increase traffic, content, and revenue.

     . Nearbuy Marketing Services; End-to-end Local Merchant Services. Nearbuy marketing services are an easy way to implement turnkey suites of offerings, which enable organizations with existing merchant relationships to provide those merchants with a variety of Internet services. These services include a range of integrated sales, Web site construction, Web site hosting, advertising, and customer support options.

     . Nearbuy Advertising Services; Yellow Pages Display Advertising, Banner Advertising, and Site Sponsorships. Nearbuy advertising services are an expansive collection of advertising solutions which enable customers of all sizes to promote their businesses to the nearly four million consumers searching for products and services each month on the popular CBS Switchboard.com Web site and throughout the Switchboard network.

     . Nearbuy Promotional Services; Deals Nearbuy. Nearbuy promotional services are a national e-marketing program directed at aligning consumers with targeted money saving offers from retailers within their local community. These services provide traditional store-front businesses with a cost effective way of reaching out to local customers who have opted-in to receive e-mail based local offers.

     . Nearbuy Merchandising Services; Find a Product. Nearbuy merchandising services are a product directory platform which enables consumers to search inventories of traditional store-front businesses using product descriptions, brands, and model numbers. By exporting inventory information to our secure product directory, participating retailers provide an "aisle-level" view into their stores to consumers in their local area who have reflected an interest in making a purchase.

     . Nearbuy Mapping Services; Maps On Us. Nearbuy mapping services are detailed, interactive maps and turn-by-turn driving directions that enhance a business's Web site offering, leveraging our Maps On Us mapping technology.


Advertising

Banner and Sponsorship Advertising

     We offer both site-wide banner and category-specific banner programs. We provide standard run of site banner ad programs, which include full banners across the top and bottom of pages and smaller banners on the navigation bar that allow advertisers to take advantage of our high traffic volume. Additionally, our patented banner ad serving technology enables us to place and rotate category-specific banner ads of various sizes in targeted locations throughout our site. We also sell sponsorship programs on a site-wide basis or for various categories. Sponsorships are advertisements consistently and prominently displayed on our Web site. During the year ended December 31, 2000, one advertising customer accounted for 15.8% of our revenue.

Display Advertising

     We provide yellow pages-style display advertisements and ad management tools to local merchants and national advertisers. We give advertisers a range of location, category, and ad size options at the local and national levels. When shown on a computer screen, our display ads resemble traditional yellow page advertisements. Our display ads rotate according to preset priority placement rules which allow each advertiser's display ad to be periodically visible near the top of the page.

     Display advertisements are sold on a monthly or annual basis, and are generally not subject to guaranteed impression levels or click-throughs. We price and sell advertisements on the basis of ad size, search locations, and priority placement. Display advertisements are category specific and geographically targeted. When clicked, display ads link the user to a Web site of the advertiser's choosing. Options available to these advertisers include:

     . display priority options designed to allow advertisers to pay to have their ads seen more frequently and prominently than others;

     . trademark ads designed to allow national advertisers to represent outlets for their products based on their location in selected categories, for example "Our Dealers Near You";

     . ads designed to allow national businesses to advertise in local category searches; and

     . geographical options that allow merchants to place ads in a single zip code, within a radius around a specific location or nationwide.

E-Commerce Advertising

     We offer advertisements on various pages on our Web site for advertisers engaged in e-commerce. These advertisements can be placed under specific headings near a white pages search result. We also provide links to our shopping area near our white pages search results. In our shopping area, we offer e-commerce advertisers the opportunity to promote product specials and provide links to e-commerce advertisers' Web sites.

Merchant Aggregation

     To attract new merchants to our network, we have established strategic affiliations with a number of organizations which have existing relationships with, or databases of, local merchants. These relationships are designed to help us cost-effectively reach the highly fragmented small business market. Most of these relationships are with merchant aggregators. The merchant aggregators contribute to the growth of our local merchant network by offering, or allowing us to offer, our services to their merchant customers. In many cases, we market our services on a co-branded basis and generate sales through outsourced telesales agents, or through our merchant aggregators' direct sales forces. The other relationships are with companies that have compiled databases of information about local merchants. These relationships provide us with information enabling us to supplement basic listing information with links to merchant Web sites.

     We currently have relationships with AOL, Sympatico-Lycos, Discover Financial Services, and several other companies. Under these arrangements, we typically receive payments from these parties for yellow pages advertisements integrated into their Switchboard platform and/or the Switchboard merchant network they sell to their customers, development fees, and/or license fees. In some cases, we receive payment directly from merchants for services and then share this revenue with the merchant aggregator. Discover is currently our primary merchant aggregator. Under our arrangement with Discover, we co-market our local merchant services to Discover merchant customers and share with Discover the resulting revenue and marketing expenses.

Technology

     We have developed sophisticated technologies that enable rapid dissemination of information requested by consumers using our Web site. These technologies were conceived and developed by a staff of senior engineers experienced in designing large-scale, distributed computer systems, a form of computer architecture that divides system functionality over numerous computers, each known as a server, to enhance overall system performance. We also have particular strengths in the areas of database technologies, advertising management, and content customization.

Directory Technology

     We have been affiliated with ePresence, Inc. ("ePresence", formerly Banyan Worldwide), a pioneer of directory technology, since our founding in 1996. Directories played a key role in the large-scale, multiple-site distributed systems deployed by ePresence since 1983. Our founder, Dean Polnerow, designed and originally developed StreetTalk(TM), ePresence's directory service. Building on this experience to create our own proprietary directory technology, we created what we believe to be the first national directory of United States residential information available on the Internet, as well as our innovative and proprietary yellow pages business directory.

Site Design

     The Switchboard.com Web site was designed to provide high levels of performance, scalability, and reliability. The site is implemented as a set of Windows NT servers which are organized into groups. Each group of servers provides different parts of the overall site's functionality and each type of functionality is provided by more than one group of servers. Individual servers in a group can be added or removed without affecting the functional capabilities of the site, and most changes required are managed automatically by proprietary software that we developed. This distributed architecture is designed to be highly scalable, which means that system capacity and functionality can be easily and inexpensively increased, typically with minimal or no time-consuming software changes required. It is also designed to be reliable, which means it is resistant to service interruptions and that the unavailability of one or more servers does not necessarily affect the operation of other servers or the site as a whole.

Database Technologies

     We have developed technology designed to quickly exchange information between the groups of servers that provide the interface consumers use to input their requests for information with the groups of servers that store the databases of information we use to respond to these requests. This technology allows data from multiple databases to be accessed and combined, regardless of its structure or content. This simplifies the development of new user interfaces and facilitates database updates. Our database technology helps to maximize our Web site performance through caching capabilities, which seek to reduce response time by storing frequently requested information and predicting which information will next be requested, and by automatically balancing the tasks being performed by individual servers.

     Our database technology includes sophisticated query management techniques, which enable requests for large amounts of data to be retrieved in segments while reducing the computer processing time typically associated with these operations using conventional design techniques. This enables ready access to a large amount of data stored in any of the databases and results in faster response to the user. Conventional databases often access previous results in order to display successive results to a given query, which increases response time by performing redundant operations.

Advertising Management

     Our ad placement technology is used primarily to control the frequency and positioning of advertisements displayed on our Web site. This technology rotates merchant ad displays in and out of prime locations on our yellow pages screens according to priorities specifically purchased by our merchant customers. We use an automated chain of software programs to securely facilitate the addition and removal of both individual ads and large, aggregated volumes of merchant advertising into the Switchboard.com yellow pages.

     We have also developed a proprietary ad placement methodology which provides a simple way to allow a merchant to focus its advertising to the surrounding communities it desires to target. This technology uses the physical location of a business and a distance measurement selected by the merchant to automatically determine the appropriate location targets. These ad management tools and processes enable our direct sales force and authorized ad resellers to remotely manage and control national, regional, and local ad campaigns.

Content Customization

     We can customize the look and feel of the content we deliver in response to customer inquiries so that it is consistent with the look and feel of our syndication customers' own Web sites. This customization process is based on the modular organization of functional elements of our content, such as white pages, yellow pages, e-mail search, and user registration. These modules separate the functional elements from the layout elements, such as site appearance, thus facilitating rapid development of customized interfaces for our syndication customers. As we enhance or build new functional elements, the underlying architecture enables us to deploy them across all of the Web sites of our syndication customers.

Competition

     Our competitors fall into four primary categories:

     .    traditional and online white and yellow pages information providers;

     .    companies providing Web-enabled solutions for small businesses;

     .    companies targeting consumers seeking local information; and

     .    companies targeting the consumer Internet services market.

     We compete in the markets for Internet content, services, and advertising. These markets are highly competitive and we expect competition to increase in the future with the entrance of new competitors. Currently, the number of companies aggregating small businesses and providing them with a similar comprehensive solution and scale is small. However, the market is rapidly developing. Barriers to entry in these markets are not significant and current and new competitors may be able to launch new Web sites at a relatively low cost.

     We believe our ability to compete successfully depends on many factors, several of which are outside of our control. These factors include the quality of content we provide relative to its competitors, the cost-effectiveness and reliability of our services relative to our competitors, and our ability to generate leads for merchants.

     We also compete with traditional advertising media, including television, radio, and print, for a share of advertisers' total advertising budgets. If advertisers consider the Internet, or our Web site, to be a limited or ineffective advertising medium, advertisers may be reluctant to devote a significant amount of their advertising dollars to advertising on our Web site.

Intellectual Property

     We regard our patents, copyrights, service marks, trademarks, trade dress, trade secrets, and other intellectual property as critical to our success. We rely on a combination of patent, trademark and copyright law, trade secret protection and confidentiality, and/or license agreements with our employees, consultants, customers, partners, and others to protect our proprietary rights. All of our employees have executed confidentiality and assignment of invention agreements. Prior to disclosing confidential information to third parties, we generally require them to sign confidentiality or other agreements restricting the use and disclosure of our confidential information.

     As of December 31, 2000, the Company had six patents issued by the U.S. Patent and Trademark Office, one patent issued by the Canadian Intellectual Property Office, and two patent applications pending before the Canadian Intellectual Property Office, all of which relate to the operation, features or performance of the Company's Web site. The Company pursues registration of our key trademarks and service marks in the United States and, in some cases, internationally. However, effective trademark, service mark, copyright and trade secret protection may not be available or sought by the Company in every country in which our services are made available online. The Company's patents, trademarks, or other intellectual property rights may be successfully challenged by others or invalidated through administrative process or litigation. Further, the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

     We license our proprietary rights, such as patents, trademarks, and copyrighted material, to third parties. Despite our efforts to protect our proprietary rights, third parties may infringe or misappropriate our rights or diminish the quality or reputation associated with our brand, which could have a long term material adverse affect on our business, results of operations, or financial condition.

     In addition, we license software, content and other intellectual property, including trademarks, patents, and copyrighted material, from third parties. In particular, we license the rights to use the "CBS" trademark and "eye" device under a license with Viacom which expires by its terms in June 2009. We also license residential and business listing data from infoUSA. under an agreement that expires in December 2002, and maps and driving directions data and related software from Etak, Inc. under an agreement that expires in November 2001. Further, the software code underlying Switchboard.com contains software code which is licensed to us by third parties. If any of these licenses are terminated or expire, it could have a material adverse effect on our business, results of operations, or financial condition.

     We currently own a number of Internet domain names, including Switchboard.com, MapsOnUs.com, and SideClick.com. In addition, we co-own with CBS the domain names CBS.Switchboard.com and CBSSwitchboard.com. Domain names generally are regulated by Internet regulatory bodies. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We therefore, could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

Employees

     As of December 31, 2000, we had 91 full-time employees. None of our employees are represented by a labor union. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

     Our principal administrative, sales and marketing, and research and development facilities are located in Westboro, Massachusetts and consist of approximately 79,000 square feet under a sublease that expires on December 31, 2002, with an aggregate annual base rent of approximately $518,000. We sublease this space from ePresence.

     Our Envenue division leases approximately 10,000 square feet in Watertown, Massachusetts under a lease which expires in March 31, 2003. In addition, we lease and occupy sales offices in New York and Michigan.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently subject to any material legal proceedings. From time to time, we are subject to various legal proceedings incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their respective ages and positions with Switchboard as of March 22, 2001 are as follows:

     Name                     Age     Position
     ----                     ---     --------
     Douglas J. Greenlaw       56     Chief Executive Officer and Director
     Dean Polnerow             45     President and Director
     John P. Jewett            57     Vice President and Chief Financial Officer
     James M. Canon            49     Vice President, Business Development
     Kevin P. Lawler           40     Vice President, Human Resources

     Douglas J. Greenlaw has served as our Chief Executive Officer since October 1999 and as a director since January 2000. Prior to joining Switchboard, from January 1997 to October 1999, Mr. Greenlaw served as an independent management consultant. From 1994 to December 1996, Mr. Greenlaw served as President and Chief Operating Officer of Multimedia, Inc., a publisher of newspapers and operator of television and radio stations.

     Dean Polnerow founded Switchboard and has served as our President since March 1998 and as a director since September 1998. Prior to his appointment as our President, from April 1996 to March 1998, Mr. Polnerow served as our Vice President, Product and Business Development. From 1983 to April 1996, Mr. Polnerow served in various capacities, including as Vice President, Advanced Development, at ePresence.

     John P. Jewett has served as our Vice President and Chief Financial Officer since October 1998, as our Treasurer since April 1999 and as our Secretary since October 1999. Prior to joining Switchboard, from July 1997 to October 1998, Mr. Jewett served as an independent financial consultant to early stage Internet companies. From 1995 to July 1997, Mr. Jewett served in various capacities, including Vice President, Finance and Operations and Chief Financial Officer at PointCast, Inc., an Internet news and content provider.

     James M. Canon has served as our Vice President, Business Development since March 1998. Prior to his appointment as our Vice President, Business Development, from January 1997 to March 1998, Mr. Canon served in various capacities at Switchboard, most recently as Director, Product Management. From 1991 to January 1997 Mr. Canon served in various capacities, including as Information Products Architect, at ePresence.

     Kevin P. Lawler has served as our Vice President, Human Resources since May 2000. Prior to joining Switchboard, from May 1999 to May 2000, Mr. Lawler served in various capacities, most recently as Director of Human Resources at EMC Corporation, an information storage systems provider.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Our common stock began trading on the Nasdaq National Market under the symbol "SWBD" on March 2, 2000. Prior to that date, there was no established public trading market for our common stock. The following table sets forth the range of high and low sale prices of our common stock for the periods indicated, as quoted on the Nasdaq National Market.

                    PERIOD                                  HIGH           LOW
                    ------                                  ----           ---
First Quarter of Fiscal 2000 (commencing March 2, 2000)   $  49.25       $ 19.75
Second Quarter of Fiscal 2000                             $  34.38       $  6.69
Third Quarter of Fiscal 2000                              $  10.19       $  5.13
Fourth Quarter of Fiscal 2000                             $   7.88       $  2.63
First Quarter of Fiscal 2001 (up to March 22, 2001)       $   6.25       $  2.81

     As of March 22, 2000, there were 59 holders of record of our common stock. This number does not include stockholders who hold their shares in "street name" or through broker or nominee accounts.

     The closing per share sale price of our common stock on March 22, 2001 was $3.09. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this Annual Report, it has been assumed that all the outstanding shares were held by non-affiliates, except for the outstanding shares known to us to be beneficially held by our directors, executive officers, and each person or entity known to us to own beneficially more than 5% of our outstanding shares of common stock. However, this should not be deemed to be an admission that all these persons are, in fact, affiliates of ours, or that there are not other persons who may be deemed to be affiliates of ours.

     We have never paid cash dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 2000, we issued the following securities that were not registered under the Securities Act of 1933, as summarized below.

          (a)  Issuances of common stock and warrants.

               On December 11, 2000, we issued 746,260 shares of common stock, $0.01 par value per share, and a warrant to purchase 721,385 shares of common stock at a per share exercise price of $4.32 to AOL pursuant to a common stock and warrant purchase agreement for $7,462.60 and in consideration of AOL entering into the directory and local advertising platform services agreement with Switchboard on that date.

          (b)  Stock option grants.

               From January 1, 2000 through March 1, 2000, we granted options to purchase an aggregate of 302,730 shares of our common stock, at a per share weighted average exercise price of $11.00 to employees of Switchboard.

          No underwriters were involved in any of the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of the options to purchase common stock described in paragraph (b) above, Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

     On March 2, 2000, we made an initial public offering of up to 6,325,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-90013), which was declared effective by the Securities and Exchange Commission on March 1, 2000.

     Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. From March 7, 2000 through December 31, 2000, we used approximately $5.2 million of the proceeds for the funding of operations. In addition, on December 11, 2000 we paid $13.0 million of the proceeds to AOL pursuant to the terms of our directory and local advertising platform services agreement entered into with AOL on that date. As of March 22, 2001, we have invested the remaining net proceeds in short-term, interest-bearing, investment-grade securities.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by Item 301 of Regulation S-K and appearing in our Annual Report to Shareholders is incorporated herein by reference. Such information is filed with this Annual Report on Form 10-K within Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 303 of Regulation S-K and appearing in our Annual Report to Shareholders is incorporated herein by reference. Such information is filed with this Annual Report on Form 10-K within Exhibit 13.1 hereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 305 of Regulation S-K and appearing in our Annual Report to Shareholders is incorporated herein by reference. Such information is filed with this Annual Report on Form 10-K within Exhibit 13.1 hereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 and appearing in our Annual Report to Shareholders is incorporated herein by reference. Such information is filed with this Annual Report on Form 10-K within Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.   Financial Statements:

     .    Consolidated Balance Sheets as of December 31, 2000 and 1999.

     . Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

     . Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2000, 1999 and 1998.

     . Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

     .    Notes to Consolidated Financial Statements.

     . Report of Independent Accountants for the years ended December 31, 2000, 1999 and 1998.

     . Selected Financial Data for the years ended December 31, 2000, 1999 and 1998.

2.   Financial Statement Schedules:

     . Report of Independent Accountants for the years ended December 31, 2000, 1999 and 1998.

     .    Schedule II--Valuation and Qualifying Accounts.

     . Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3.   Listing of Exhibits:

     The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Switchboard's file number under the Securities and Exchange Act of 1934 is 000-28871.

(b)  Reports on Form 8-K.

     On December 4, 2000, Switchboard filed a Current Report on Form 8-K dated November 24, 2000. Switchboard amended its Current Report on Form 8-K dated November 24, 2000 on February 7, 2001. As amended, the Current Report on Form 8-K dated November 24, 2000 reports: (i) under Item 2, Switchboard's acquisition of Envenue, Inc. and (ii) under Item 7, certain financial statements of Envenue and pro forma financial information of Switchboard and Envenue combined. Financial statements filed therewith include the following:

     A.   Financial Statements of Envenue:

               1.   Balance Sheet as of September 30, 2000;

               2. Statement of Operations from the period of inception (February 29, 2000) through September 30, 2000;

               3. Statement of Changes in Stockholders' Deficit from the period of inception (February 29, 2000) through September 30, 2000; and

               4. Statement of Cash Flows from the period of inception (February 29, 2000) through September 30, 2000.

     B.   Pro Forma Financial Information Switchboard and Envenue

               5. Unaudited Pro Forma Condensed Combined Balance Sheet as of September 30, 2000; and

               6. Unaudited Pro Forma Condensed Combined Statements of Operations for the nine months ended September 30, 2000.

     On December 11, 2000, Switchboard filed a Current Report on Form 8-K dated December 11, 2000 reporting under Item 5 that Switchboard had entered into a technology, marketing and services alliance with America Online, Inc. to develop a new directory and local advertising platform and product set to be featured across specified AOL properties.

                                  SCHEDULE II

                           SWITCHBOARD INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                  Balance at   Additions Charged
                                 Beginning of     to Costs and                     Balance at End
           Description              Period          Expenses          Deductions      of Period
           -----------              ------          --------          ----------      ---------
Year Ended December 31, 2000:
  Reserve for doubtful accounts    $162,183         $509,394           $269,699       $401,878

Year Ended December 31, 1999:

  Reserve for doubtful accounts    $300,000         $117,702           $255,519       $162,183

Year Ended December 31, 1998:

  Reserve for doubtful accounts    $ 18,619         $281,381           $      -       $300,000

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENTS SCHEDULE

To the Board of Directors and Stockholders of Switchboard Incorporated:

Our audits of the consolidated financial statements referred to in our report dated February 1, 2001 appearing in the 2000 Annual Report to Shareholders of Switchboard Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
--------------------------------
PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2001

                                 EXHIBIT INDEX

Exhibit Number      Title of Document
--------------      -----------------

3.3(1)              Amended and Restated Certificate of Incorporation of the
                    Registrant.
3.5(1)              Amended and Restated By-Laws of the Registrant.
4(1)                Specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
10.1(1)*            1996 Stock Incentive Plan, as amended, including forms of
                    stock option agreement for incentive and nonstatutory stock options.
10.2*               1999 Stock Incentive Plan, as amended, including forms of
                    stock option agreement for incentive and nonstatutory stock options.
10.3(1)*            1999 Employee Stock Purchase Plan.
10.4                Common Stock and Warrant Purchase Agreement, as amended, by and among the Registrant, Banyan Worldwide and CBS
                    Corporation, dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form
                    10-Q of ePresence, Inc. (formerly Banyan Systems
                    Incorporated) for the quarter ended June 30, 1999, File No.
                    000-20364, filed August 16, 1999 (the "August 16, 1999
                    ePresence 10-Q")).
10.4A(1)            Amendment No. 2 to Common Stock and Warrant Purchase
                    Agreement, effective as of July 1, 1999.
10.5                Advertising and Promotion Agreement by and among the
                    Registrant, Banyan Worldwide and CBS Corporation, dated June
                    30, 1999 (Incorporated by reference to Exhibit 10.3 of the August 16, 1999 ePresence 10-Q).
10.6                License Agreement by and between the Registrant and CBS
                    Corporation, dated June 30, 1999 (Incorporated by reference to Exhibit 10.4 of the August 16, 1999 ePresence 10-Q).
10.7                Common Stock Purchase Warrant issued by the Registrant to
                    CBS Corporation, dated June 30, 1999 (Incorporated by reference to Exhibit 10.2 of the August 16, 1999 ePresence
                    10-Q).
10.7A(1)            Common Stock Purchase Warrant issued by the Registrant to
                    CBS Corporation, dated July 1, 1999.
10.8(1)             Registration Rights Agreement by and between the Registrant and CBS Corporation, dated June 30, 1999.
10.9(1)             Right of First Refusal Agreement by and among the
                    Registrant, Banyan Worldwide and CBS Corporation, dated June
                    30, 1999.
10.10(1)            Financial Reporting Agreement among the Registrant, Banyan
                    Worldwide and CBS Corporation, dated as of January 28, 2000.
10.11(1)            Stockholders' Voting Agreement by and among the Registrant,
                    Banyan Worldwide and CBS Corporation, dated June 30,1999.
10.12               Termination of Stockholders' Voting Agreement dated as of
                    January 1, 2001 among Viacom Inc., ePresence, Inc. and the
                    Registrant.
10.13+              Letter dated December 6, 2000 from the Registrant to
                    Viacom Inc.
10.14(1)            Common Stock Purchase Warrant issued by the Registrant to US
                    WEST Dex, Inc., dated March 31, 1999.
10.15(1)            Common Stock Purchase Warrant issued by the Registrant to
                    Ameritech Interactive Media, Inc., dated March 31, 1999.
10.16(1)            Common Stock Purchase Warrant issued by the Registrant to
                    Intelligent Media Ventures, Inc., dated March 31, 1999.
10.17(1)            Common Stock Purchase Warrant issued by the Registrant to
                    SBC Communications Inc., dated April 13, 1999.
10.18(1)            Amended and Restated Registration Rights Agreement, as
                    amended, by and among the Registrant, America Online, Inc., Digital City Inc. and Banyan Worldwide, dated February 20,
                    1998.
10.19(1)            Amended and Restated Registration Rights Agreement by and
                    between the Registrant and Banyan Worldwide, dated May 3,
                    1999.

10.20(1)            Services Agreement between the Registrant and Banyan
                    Worldwide, dated November 1, 1996.
10.21(1)+           Database License Agreement, as amended, by and between the
                    Registrant and infoUSA Inc., dated December 31, 1997.
10.22(1)+           Internet Provider Agreement, as amended, by and between the
                    Registrant and Etak, Inc., dated November 25, 1996.
10.23(1)            Convertible Secured Note Purchase Agreement between the
                    Registrant and Banyan Worldwide, dated August 29, 1997, as amended.
10.24(1)            Amended and Restated Convertible Note issued by the
                    Registrant to Banyan Worldwide on January 26, 2000.
10.25(2)            Registration Rights Agreement dated March 7, 2000 between
                    the Registrant and Banyan Worldwide.
10.26(2)            Services Agreement dated March 7, 2000 between the
                    Registrant and Banyan Worldwide.
10.27               Sublease between ePresence, Inc. and the Registrant, dated as of November 28, 2000.
10.28(1)*           Employment Agreement between the Registrant and Douglas J.
                    Greenlaw, dated October 8, 1999.
10.29(1)*           Employment Agreement between the Registrant and Dean
                    Polnerow, dated December 1, 1999.
10.30(1)*           Employment Agreement between the Registrant and John P.
                    Jewett, dated January 25, 2000.
10.31(1)*           Employment Agreement between the Registrant and James M.
                    Canon, dated December 31, 1999.
10.32(1)+           Internet Data Center Services Agreement between the
                    Registrant and Exodus Communications, Inc., effective June
                    30, 1998.
10.33(1)*           Nonstatutory Stock Option Agreement Granted Under 1999 Stock
                    Incentive Plan between the Registrant and Douglas J.
                    Greenlaw, dated October 13, 1999.
10.34(1)*           Nonstatutory Stock Option Agreement between the Registrant and Douglas J. Greenlaw, dated October 13, 1999.
10.35(1)            Incentive Stock Option Agreement between the Registrant and
                    Dean Polnerow, dated October 13, 1999.
10.36(1)*           Incentive Stock Option Agreement between the Registrant and
                    John P. Jewett, dated October 13, 1999.
10.37(1)*           Incentive Stock Option Agreement between the Registrant and
                    James M. Canon, dated October 13, 1999.
10.38(1)*           Non-Statutory Stock Option Agreement between the Registrant and William P. Ferry, dated September 14, 1999.
10.39(1)*           Non-Statutory Stock Option Agreement between the Registrant and William P. Ferry, dated October 18, 1999.
10.40(1)*           Non-Statutory Stock Option Agreement between the Registrant and Daniel R. Mason, dated September 14, 1999.
10.41(1)*           Non-Statutory Stock Option Agreement between the Registrant and Richard M. Spaulding, dated September 14, 1999.
10.42(1)*           Non-Statutory Stock Option Agreement between the Registrant and David N. Strohm, dated September 14, 1999.
10.43(1)*           Non-Statutory Stock Option Agreement between the Registrant and Robert M. Wadsworth, dated September 14, 1999.
10.44*              Incentive Stock Option Agreement between the Registrant and
                    Kevin Lawler, dated May 24, 2000.
10.45(3)            Stock Purchase Agreement dated as of November 24, 2000,
                    among the Registrant, Envenue, Inc. and the Stockholders of Envenue, Inc.
10.46*              Employment Agreement between the Registrant and Kevin P.
                    Lawler, dated May 9, 2000.
10.47+              Directory and Local Advertising Platform Services Agreement
                    dated as of December 11, 2000 between the Registrant and America Online, Inc.

10.48+ Common Stock and Warrant Purchase Agreement dated as of December 11, 2000 between the Registrant and America Online, Inc.
10.49 Form of Common Stock Purchase Warrant which may be issued to America Online, Inc. pursuant to the Common Stock and Warrant Agreement dated as of December 11, 2000 between the Registrant and America Online, Inc.
10.50 Registration Rights Agreement dated as of December 11, 2000 between the Registrant and America Online, Inc.
13.1                Annual Report to Shareholders for the fiscal year ended
                    December 31, 2000.
21.1                Subsidiaries of the Registrant.
23.1                Consent of PricewaterhouseCoopers LLP.



* Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-90013) as declared effective by the Securities and Exchange Commission on March 1, 2000.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28871) filed with the Securities and Exchange Commission on May 15, 2000.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-2871) filed with the Securities and Exchange Commission on February 7, 2001.
+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 2, 2001               SWITCHBOARD INCORPORATED

                                   /s/ John P. Jewett
                                   ------------------
                                   By: John P. Jewett
                                   Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                          Title                         Date
          ----                          -----                         ----

/s/ Douglas Greenlaw          Chief Executive Officer and
------------------------                                         April 2, 2001
Douglas Greenlaw              Director (Principal Executive
                              Officer)

/s/ Dean Polnerow             President and Director
------------------------                                         March 30, 2001
Dean Polnerow

/s/ John P. Jewett            Vice President and Chief
------------------------                                         April 2, 2001
John P. Jewett                Financial Officer (Principal
                              Financial Officer and Principal
                              Accounting Officer)

/s/ William P. Ferry          Chairman of the Board              March 30, 2001
------------------------
William P. Ferry

/s/ Peter Glusker             Director
------------------------                                         March 29, 2001
Peter Glusker

/s/ Daniel R. Mason           Director
------------------------                                         April 2, 2001
Daniel R. Mason

/s/ Richard M. Spaulding      Director
------------------------                                         March 30, 2001
Richard M. Spaulding

/s/ David N. Strohm           Director
------------------------                                         April 2, 2001
David N. Strohm

/s/ Robert M. Wadsworth       Director
------------------------                                         March 30, 2001
Robert M. Wadsworth