Form 10-Q
period 2001-03-31
SWITCHBOARD INC
filed 2001-05-15
CIK 1085223

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                      120 Flanders Road, Westboro, MA 01581
     (Address, including Zip Code, of Principal Executive Offices)(Zip Code)

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

                                               Shares Outstanding as of
                 Title of Class                     April 30, 2001
                 --------------                     --------------
    Common Stock, par value $0.01 per share           25,866,885

                           FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by Switchboard in this Quarterly Report on Form 10-Q represent Switchboard's estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

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

                            SWITCHBOARD INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I - Financial Information

Item 1. -- Financial Statements

 Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
 and December 31, 2000.......................................................  4

 Consolidated Statements of Operations for the Three Months Ended
 March 31, 2001 and 2000 (Unaudited).........................................  5

 Consolidated Statements of Cash Flows for the Three Months Ended
 March 31, 2001 and 2000 (Unaudited).........................................  6

 Notes to Financial Statements ..............................................  7

Item 2. -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  9

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk........ 22

PART II - Other Information

Item 2. -- Changes in Securities and Use of Proceeds......................... 23

Item 6. -- Exhibits and Reports on Form 8-K.................................. 23

Signatures................................................................... 24

                        PART I -- FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                                                                          March 31, 2001   December 31, 2000
                                                                                          ---------------  ------------------
Assets:                                                                                     (Unaudited)
-------
Cash and cash equivalents                                                                   $  5,335,965        $ 18,772,468
Restricted cash - compensating balance (Note 7)                                                  772,946                   -
Short-term investments                                                                        60,907,886          51,997,341
Accounts receivable, net of allowance of $449,660 and $401,878, respectively                   6,818,386           7,148,755
Pre-payment related to Directory Agreement, current portion                                    6,500,000           6,500,000
Other current assets                                                                           2,533,541             699,715
                                                                                            ------------        ------------
     Total current assets                                                                     82,868,724          85,118,279

Property and equipment, net                                                                    2,276,969           1,428,893
Other assets, net                                                                             10,259,959          12,010,111
                                                                                            ------------        ------------

Total assets                                                                                $ 95,405,652        $ 98,557,283
                                                                                            ============        ============

Liabilities and stockholders' equity:
-------------------------------------
Accounts payable                                                                            $    986,835        $  1,287,939
Accrued expenses                                                                               2,973,458           3,027,188
Deferred revenue                                                                               2,296,483           1,512,182
Capital lease, current portion                                                                   237,648                   -
                                                                                            ------------        ------------
     Total current liabilities                                                                 6,494,424           5,827,309

Commitments and contingencies
Payable related to acquisition                                                                 2,000,000           2,000,000
Capital lease                                                                                    535,298                   -
                                                                                            ------------        ------------

Total liabilities                                                                              9,029,722           7,827,309

Stockholders' equity:
---------------------
Series E special voting preferred stock; one share authorized and designated; one                      -                   -
  share issued and outstanding
Common stock, $.01 par value; authorized 85,000,000 shares;                                      257,169             256,336
  issued and outstanding 25,716,885 and 25,633,614 shares, respectively
Additional paid-in capital                                                                   182,397,721         182,341,816
Accumulated other comprehensive income                                                           662,539             368,384
Contribution receivable                                                                      (51,664,389)        (54,204,319)
Accumulated deficit                                                                          (45,277,110)        (38,032,243)
                                                                                            ------------        ------------
     Total stockholders' equity                                                               86,375,930          90,729,974
                                                                                            ------------        ------------

Total liabilities and stockholders' equity                                                  $ 95,405,652        $ 98,557,283
                                                                                            ============        ============

  The accompanying notes are an integral part of the consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months Ended March 31,
                                                                       2001                2000
                                                                   ------------        ------------

Total revenue                                                      $  4,270,811        $  3,818,020

Cost of revenue                                                         980,943             916,444
                                                                   ------------        ------------

Gross profit                                                          3,289,868           2,901,576

Operating expenses:
-------------------
Sales and marketing                                                   8,790,394           8,736,690
Product development                                                   1,313,097             612,937
General and administrative                                            1,026,998             732,885
Amortization of goodwill and intangibles                                313,665                   -
                                                                   ------------        ------------
     Total operating expenses                                        11,444,154          10,082,512
                                                                   ------------        ------------

Loss from operations                                                 (8,154,286)         (7,180,936)

Other income (expense):
-----------------------
Interest income, net                                                  1,082,033             294,114
Loss on disposal of fixed assets                                       (172,614)                  -
                                                                   ------------        ------------
     Total other income (expense)                                       909,419             294,114
                                                                   ------------        ------------

Net loss                                                             (7,244,867)         (6,886,822)
                                                                   ------------        ------------

Accrued dividends for preferred stockholders                                  -             270,651
                                                                   ------------        ------------

Net loss attributable to common stockholders                       $ (7,244,867)       $ (7,157,473)
                                                                   ============        ============

Basic and diluted net loss per share                                     $(0.28)             $(0.41)
                                                                   ============        ============

Shares used in computing basic and diluted                           25,654,043          17,494,418
net loss per share


 The accompanying notes are an integral part of the consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                       ------------------------------
                                                                                            2001            2000
                                                                                        ------------    ------------
Cash flows from operating activities:
Net loss                                                                                $ (7,244,867)   $ (6,886,822)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         687,250         295,937
       Loss on disposal of property and equipment                                            172,614               -
       Non-cash advertising and promotion expense                                          2,539,930       6,030,602
       Provision for doubtful accounts                                                       118,000          88,330
       Expense related to warrant grants                                                           -         165,695

       Changes in operating assets and liabilities:
         Accounts receivable                                                                 212,369        (540,211)
         Other current assets                                                             (1,833,826)       (182,983)
         Other assets                                                                      1,305,236          11,889
         Accounts payable                                                                   (301,104)        429,465
         Accrued expenses                                                                    (53,730)        (42,315)
         Deferred revenue                                                                    784,301         588,825
                                                                                        ------------    ------------
          Net cash used in operating activities                                           (3,613,827)        (41,588)

Cash flows from investing activities:
     Purchases of property and equipment                                                  (1,263,024)       (148,381)
     Restricted cash paid                                                                   (772,946)              -
     Purchases of short term investments, net                                             (8,616,390)              -
                                                                                        ------------    ------------
         Net cash used in investing activities                                           (10,652,360)       (148,381)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                              56,738      75,333,194
     Proceeds from sale and leaseback transaction                                            772,946               -
                                                                                        ------------    ------------
         Net cash provided by financing activities                                           829,684      75,333,194
                                                                                        ------------    ------------

Net (decrease) increase in cash and cash equivalents                                     (13,436,503)     75,143,225

Cash and cash equivalents at beginning of period                                          18,772,468       3,604,551
                                                                                        ------------    ------------
Cash and cash equivalents at end of period                                              $  5,335,965    $ 78,747,776
                                                                                        ============    ============

Supplemental statement of non-cash financing activity:
   Conversion of redeemable preferred stock into common stock                                      -    $ 16,319,570


 The accompanying notes are an integral part of the consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                       NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

  Switchboard Incorporated, a Delaware corporation ("the Company"), commenced operations in February 1996. From the Company's inception (February 19, 1996) until March 7, 2000, the Company was a unit and later a subsidiary of ePresence, Inc. (formerly Banyan Worldwide, "ePresence"). As of March 31, 2001, ePresence beneficially owned approximately 38.1% of the Company's common stock. The Company is a provider of directory technology and NearbuySM solutions, an integrated suite of products and services promoting local business across a full range of Internet and wireless platforms. Its Web site, CBS Switchboard.com, offers a broad range of functions, content, and services including yellow and white pages, product searching, and interactive maps and driving directions. The Company offers its users local information about people and businesses across the United States and Canada. The Company's online network provides local merchants with a way to get their businesses represented online and facilitates commerce by connecting local merchants with consumers. The Company operates in one business segment.

2. BASIS OF PRESENTATION

  The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations
of the Securities and Exchange Commission.   Results of operations for the
three-month period ended March 31, 2001 are not necessarily indicative of future financial results.

  Investors should read these interim financial statements in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.

3. NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Net loss used in the calculation is increased by the accrued dividends for the preferred stock outstanding in each period. Diluted net loss per share does not differ from basic net loss per share, since potential common shares from conversion of preferred stock, stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. As of March 31, 2001 and 2000, options to purchase 4,246,980 and 3,075,580 shares of common stock, preferred stock convertible into one and 3,552,422 shares of common stock, and warrants to purchase 1,451,937 and 1,751,937 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. An aggregate of 3,552,421 shares of preferred stock converted into common stock automatically on March 7, 2000, upon the closing of the Company's initial public offering.

4. Concurrent Transactions

  The Company had advertising barter transactions totaling $114,275 and $200,000, or 2.7% and 5.2% of revenues, for the three months ended March 31, 2001 and 2000, respectively, in which the Company received promotion in exchange for promotion on its Web site. Revenue from advertising barter has been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. In the year ended December 31, 2000, the Company entered into advertising barter and non-monetary transactions. Non-monetary transactions are those in which the Company received or will receive certain marketing assets in exchange for promotion on the Company's Web site or through direct e-mail distributions. In connection with advertising barter and other non-monetary transactions entered into in the three months ended March 31, 2001 and the year ended December 31, 2000, the Company recorded expense of $1,364,264 and $200,000 in the three months ended March 31, 2001 and 2000, respectively.

5. COMPREHENSIVE LOSS

  Other comprehensive loss includes unrealized gains or losses on the Company's available-for-sale investments.



                                                                    Three Months Ended March 31,
                                                               --------------------------------------
                                                                        2001                2000
                                                                     -----------         -----------
Net loss                                                             $(7,244,867)        $(6,886,822)
Other comprehensive income:
   Unrealized gain on investments                                        294,155           1,023,000
                                                                     -----------         -----------
Comprehensive loss                                                   $(6,950,712)        $(5,863,822)
                                                                     ===========         ===========

6. ADVERTISING EXPENSE

  Advertising costs are expensed as incurred.   For the three months ended March
31, 2001 and 2000, advertising expenses totaled $4,926,039 and $6,627,808, respectively, of which $2,539,930 and $6,030,603 were related to CBS non-cash advertising, respectively.

7. CAPITAL LEASE

  In March 2001, the Company entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation ("Fleet") in the amount of $772,946. Under the agreement the Company will lease back assets acquired during the three months ended March 31, 2001 from Fleet over a three-year period ending in March 2004. Upon the expiration of the lease, the Company has the option to purchase the leased assets for one dollar. The agreement has an estimated effective Annual Percentage Rate (APR) of 7.90%. Under the terms of the agreement, the Company is required to maintain on deposit with the bank a compensating balance, restricted as to use, of $772,946. The Company has accounted for the transaction as a capital lease.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  You should read the following discussion together with the condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock" commencing on page 11, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. See "Forward-Looking Statements."

OVERVIEW

  Since commencing operations in February 1996, we have derived our revenue principally from the sale of national advertising. We have also derived revenue from merchant services, as well as from the licensing of our directory technology, content, and related services to third party Web sites, which we refer to as syndication.

  Our advertising revenue is derived from banner advertisements, sponsorships, direct electronic mail-based promotions, and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions, cost per click basis or cost per action basis. We recognize revenue from national advertising upon delivery of services. During the three months ended March 31, 2001, approximately 58% of our revenue was derived from the sale of national advertising. We expect that in future periods our advertising revenue will decrease as a percentage of total revenue.

  We also generate revenue from merchant services in which we build Web sites for local merchants, run trademark and display ads in our yellow pages directory, host Web sites on our servers, and send related direct electronic mail-based electronic promotions. Our merchant services program is aimed at companies that have existing relationships with small businesses in order to sell our Web site creation, hosting, and advertising services to local merchants. We recognize revenue from the creation and hosting of display ads and Web sites on a monthly basis as services are provided. We recognize revenue from direct electronic mail-based promotions in the period in which the service is provided. During the three months ended March 31, 2001, approximately 30% of our revenue was derived from merchant services. We expect that in future periods our merchant services revenue will increase as a percentage of total revenue.

  We also derive revenue from various syndication and licensing agreements with customers which typically involve engineering work to integrate our products and services with a customer's site and brand, as well as license fees. We recognize these fees and related costs under these agreements ratably over the term of the contract. During the three months ended March 31, 2001, approximately 12% of our revenue was derived from syndication and licensing. We expect that in future periods our syndication and licensing revenue will increase as a percentage of total revenue.

  Our cost of revenue consists primarily of expenses paid to third parties under data licensing agreements, as well as other direct expenses incurred to maintain the operations of our Web site. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, and costs of running our data centers, which include rent and utilities. We anticipate that our cost of revenue will increase in absolute dollars in the future as a result of hiring additional employees and purchasing additional equipment and outside services. Cost of revenue as a percentage of revenue has varied in the past, primarily as a result of fluctuations in our Web site traffic, resulting in associated changes in variable costs and, to a lesser extent, the cost of third-party content and technology, as well as the amount of revenue recognized in the period.

  Our sales and marketing expense consists primarily of costs associated with Web site promotion, third-party revenue share costs, advertising and creative production expenses, employee salaries and benefits, public relations, market research and a pro rata share of occupancy and information system expenses. We expect sales and marketing expense to increase in absolute dollars as we continue to expand our marketing programs and incur advertising expenditures associated with our Viacom Inc. (formerly CBS) related promotion and associated CBS branding, carriage fees, and other marketing expenses associated with building our merchant services program. We expect to record the net present value of our $95.0 million of advertising and promotion services originally received from Viacom as sales and marketing expense through June 2006. As of March 31, 2001, we have a remaining balance of $51.7 million at net present value to be recorded as expense.

  Our product development expense consists primarily of employee salaries and benefits, fees for outside consultants, and related costs associated with the development of new services and features on our Web site, the enhancement of existing products, quality assurance, testing, and documentation and a portion of occupancy and information system expenses based on employee headcount. We expect product development expense to increase in absolute dollars in the future as we maintain and upgrade our Web site, develop new directory technology, and introduce new services and enhancements to our local merchants.

  Our general and administrative expense consists primarily of employee salaries and benefits and other personnel-related costs for executive and financial personnel, as well as legal, accounting and insurance costs, and a share of occupancy and information system expenses based on employee headcount. We expect that our general and administrative expense will increase in absolute dollars as we continue to expand our staffing to support growing operations and facilities, and incur additional expenses relating to our responsibilities as a public company.

  Our amortization of goodwill and intangibles consists of the amortization of goodwill resulting from our acquisition of Envenue, Inc. in November 2000, and the amortization of the value of stock we issued to America Online, Inc., a subsidiary of AOL Time Warner Inc., in December 2000.

  We have experienced substantial net losses since our inception. As of March 31, 2001, we had an accumulated deficit of $45.3 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Web site and the establishment of our corporate infrastructure and organization. To date, we have made no provision for income taxes. We expect to increase our expenditures in all areas in order to execute our business plan, particularly in sales and marketing and in product development.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2001

  Revenue. Revenue increased to $4.3 million for the three-month period ended March 31, 2001, from $3.8 million for the comparable period in 2000. The increase of $453,000 in the three-month period ended March 31, 2001, when compared to the corresponding period in 2000, consisted primarily of increases in national advertising revenue and merchant services revenue, offset in part by a decrease in syndication and licensing revenue. The increase in national advertising revenue was primarily due to a new customer agreement, offset in part by a decrease in national advertising revenue from other recurring customers. The merchant services revenue increase for the three months ended March 31, 2001 was due to increased membership and additional services in our local merchant network. The decrease in syndication and licensing revenue for the three months ended March 31, 2001 was due to new customer agreements in the three months ended March 31, 2000. Barter revenue, in which we received promotion in exchange for promotion on our Web site, was 2.9% and 5.2% of total revenue for the three-month periods ended March 31, 2001 and 2000, respectively.

  Cost of revenue.   Cost of revenue increased to $1.0 million, or 23.0% of
revenue, for the three months ended March 31, 2001, from $916,000, or 24.0% of revenue, for the three months ended March 31, 2000. The dollar increase for the three months ended March 31, 2001 was primarily the result of an increase in data communication fees to support additional traffic to our Web site. The percentage decrease in cost of revenue for the three months ended March 31, 2001 was primarily due to increased revenue offset in part by additional costs.

  Gross profit. Gross profit increased to $3.3 million for the three months ended March 31, 2001 from $2.9 million for the corresponding period in 2000. As a percentage of revenue, gross profit for the three months ended March 31, 2001 increased to 77.0% from 76.0% for the corresponding period in 2000. The increases in both gross profit dollars and percentage were primarily the result of higher revenue offset in part by an increase in cost of revenue.

  Sales and marketing. Sales and marketing expense increased to $8.8 million for the three months ended March 31, 2001 compared with $8.7 million for the corresponding period in 2000. The increase of $54,000 for the three months ended March 31, 2001 was primarily related to increases in other advertising expenses, merchant services program expenses, and employee salaries and benefits, offset in part by a decrease in the non-cash advertising expense related to our agreements with CBS ("CBS Advertising"), as well as the reversal of deferred cost benefit related to a warrant agreement entered into in connection with a development, access and license agreement. As a percentage of revenue, sales and marketing expenses were 205.8% for the three months ended March 31, 2001 compared with 228.8% for the corresponding periods in 2000.

  Product development. Product development expense increased to $1.3 million for the three months ended March 31, 2001 compared with $613,000 for the corresponding period in 2000. The increase of $700,000 for the three months ended March 31, 2001 was primarily due to increases in salaries and benefits associated with new personnel and outside consulting expenses, offset in part by the capitalization of deferred project costs related to our directory agreement with AOL. As a percentage of revenue, product development expenses were 30.7% for the three months ended March 31, 2001 compared with 16.1% for the corresponding period in 2000.

  General and administrative. General and administrative expense increased to $1.0 million for the three months ended March 31, 2001 as compared to $733,000 for the corresponding period in 2000. The increase of $294,000 for the three months ended March 31, 2001 was primarily due to increases in salaries and benefits associated with new personnel and professional services, offset in part by a decrease in provision for doubtful accounts. As a percentage of revenue, general and administrative expenses were 24.0% for the three months ended March 31, 2001 compared with 19.2% for the corresponding period in 2000.

  Amortization of goodwill and intangibles. Amortization of goodwill and intangibles increased to $314,000 for the three months ended March 31, 2001. There was no amortization of goodwill and intangibles for the three months ended March 31, 2000. The increase was due to the amortization of goodwill resulting from our acquisition of Envenue in November 2000, as well as amortization of the value of stock issued to AOL related to the directory services agreement we entered into with AOL in December 2000.

  Other income (expense) net. Other income increased to $909,000 for the three months ended March 31, 2001 as compared to $294,000 for the corresponding period in 2000. The increase in other income was due primarily to an increase in interest income earned on the net proceeds from our initial public offering completed on March 7, 2000, offset in part by an increase in losses on disposal of fixed assets.

  Net loss. Our losses increased to $7.2 million for the three months ended March 31, 2001, from $6.9 million for the corresponding period in 2000. As of March 31, 2001, our accumulated deficit totaled $45.3 million.


LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 2001, we had cash and cash equivalents totaling $5.3 million. We also had short-term investments valued at $60.9 million and restricted cash of $773,000.

  Net cash used for operating activities for the three months ended March 31, 2001 was $3.6 million, primarily due to a net loss of $7.2 million, an increase in other current assets of $1.8 million, offset in part by non-cash CBS Advertising of $2.5 million, a decrease in other assets of $1.3 million, an increase in deferred revenue of $784,000, and depreciation and amortization of $687,000. Under our directory agreement with America Online, Inc., a subsidiary of AOL Time Warner, Inc., we paid $13.0 million to AOL at the signing of a Directory and Local Advertising Platform Services Agreement in December 2000, and expect to pay to AOL an additional $13.0 million under a schedule that shall end no later than March 11, 2002.

  Net cash used for investing activities for the three months ended March 31, 2001 was $10.7 million. Investing activities for the period were primarily related to net purchases of short-term investments of $8.6 million, purchases of property and equipment of $1.3 million, and restricted cash paid of $773,000.

  Net cash provided by financing activities for the three months ended March 31, 2001 was $830,000, primarily due to the proceeds from a computer equipment sale leaseback transaction of $773,000.

  Since our inception, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant increases in our operating expenses through at least the remainder of 2001, and that our operating expenses and capital expenditures will constitute a material use of our cash resources. We expect expenses to increase as we attempt to increase our local merchant network. These increases are expected to result from increased marketing expenses as a result of further expansion and management of our merchant services. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. Due to the fact that our primary marketing expense will be the use of our non-cash CBS-related advertising, we believe that the funds currently available will be sufficient to meet our anticipated cash requirements to fund operations for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain credit facilities. However, there can be no assurance that we would be successful in obtaining this additional funding. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders.


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

  We have incurred significant net losses in each fiscal quarter since our inception. From inception to March 31, 2001, we have incurred net losses totaling $45.3 million. We expect to continue to incur net losses and negative cash flows for the year ending December 31, 2001 because we intend to increase operating expenses to develop the Switchboard brand through marketing, promotion, and enhancement, and to expand our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

OUR LIMITED OPERATING HISTORY AS A STAND-ALONE COMPANY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND OUR ABILITY TO ADDRESS THE RISKS AND UNCERTAINTIES THAT WE FACE

  We have only a limited operating history on which you can evaluate our business and prospects. Since commencing operations in 1996 and prior to our initial public offering in 2000, we had been a subsidiary of ePresence, formerly known as Banyan Worldwide. Consequently, we have a limited operating history as a stand-alone company and limited experience in addressing various business challenges without the support of a corporate parent. We may not successfully address the risks and uncertainties which confront stand-alone companies, particularly companies in new and rapidly evolving markets such as ours.

OUR QUARTERLY RESULTS OF OPERATIONS ARE LIKELY TO FLUCTUATE AND, AS A RESULT, WE MAY FAIL TO MEET THE EXPECTATIONS OF OUR INVESTORS AND SECURITIES ANALYSTS, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

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

Factors that may cause our results of operations to fluctuate include:

    . the addition or loss of relationships with third parties that are our source of new merchants or that license our services for use on their own Web sites;
    . our ability to attract and retain consumers, local merchants, and national advertisers to our Web site;
    . the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;
    . technical difficulties or failures affecting our systems or the Internet in general;
    . the cost of acquiring, and the availability of, content, including directory information and maps; and
    . the fact that our expenses are partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short term.

As a result of these factors, results in any future quarter may be below the expectations of securities analysts or investors. If so, the market price of our common stock may decline significantly.

OUR BUSINESS MODEL WILL FAIL IF OUR OPERATIONS ARE UNABLE TO GENERATE SUFFICIENT REVENUE TO COVER THE COST OF THE CONTENT AND SERVICES WE PROVIDE TO CUSTOMERS AT NO CHARGE

  Our model for conducting business is unproven and may not succeed. Because we provide many services on our Web site to consumers at no charge, our business model depends upon our ability to generate revenue from:

    .   Internet advertising and sponsorships fees;
    .   licensing of our services to third parties for use on their Web sites;
        and
    . Web site design, construction, hosting, and enhancement services provided to local merchants.

We may not be able to generate sufficient revenue to cover the cost of the content and services that we provide to consumers at no charge.

WE NEED TO DEVELOP THE SWITCHBOARD BRAND TO ATTRACT USERS TO OUR WEB SITE, WHICH WILL BE COSTLY AND MAY NOT GENERATE REVENUE

  Building recognition of our brand is critical to attracting and expanding our user base. We are pursuing an aggressive brand-building strategy and, if this strategy is unsuccessful, we may never cover our costs. In addition to the advertising and promotion available to us from Viacom, we intend to continue to incur significant additional expenditures for future advertising and promotional programs and activities. We may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential users. In addition, even if awareness of our brand increases, the number of new users of our Web site may not increase or result in increased revenue.

IF THE DISTRIBUTION AGREEMENT WE ENTERED INTO WITH AMERICA ONLINE, INC., A SUBSIDIARY OF AOL TIME WARNER, INC., IS NOT SUCCESSFUL, IT COULD HAVE A MATERIALLY NEGATIVE AFFECT ON OUR RESULTS OF OPERATIONS

The distribution agreement we entered into with AOL may not generate anticipated revenues or other benefits, or may be prematurely terminated or otherwise fail to be successful. Local merchants may not view the alliance as an effective advertising vehicle for their products and services. Even if the distribution agreement is not successful, AOL may not have to return any of the consideration, including cash and stock, which we have paid to AOL, and we may have continuing license and other obligations to AOL, under the agreement.

IF OUR RELATIONSHIP WITH VIACOM DOES NOT FOR ANY REASON RESULT IN POSITIVE ASSOCIATION WITH THE SWITCHBOARD BRAND, OUR BRAND COULD BE DAMAGED

  We use the "CBS" trademark and "eye" device under a license agreement with Viacom, which we entered into in June 1999. Therefore, we have limited experience integrating CBS's trademarks into our effort to build our brand. While CBS's trademarks are well-recognized, we cannot be certain that our use of these trademarks will increase awareness of or preference for the Switchboard brand due to our limited experience in using them and the potential for confusion between Viacom's businesses and our business. In addition, Viacom licenses the use of CBS trademarks to other companies, some of whom have unproven business plans in competitive markets. If Viacom or any of these companies experiences business difficulties or conducts activities which damage the CBS brand, the Switchboard brand could be damaged.

WE DEPEND ON STRATEGIC ALLIANCES WITH THIRD PARTIES TO GROW OUR BUSINESS AND OUR BUSINESS MAY NOT GROW IF THE STRATEGIC ALLIANCES UPON WHICH WE DEPEND FAIL TO PRODUCE THE EXPECTED BENEFITS OR ARE TERMINATED

  Our business depends upon our ability to maintain and benefit from our existing strategic alliances and to establish additional strategic alliances. In addition to our relationships with Viacom and AOL and our existing relationships with merchant aggregators, we have entered into relationships with syndication customers and third-party content providers. These parties may not perform their contractual obligations to us and, if they do not, we may not be able to require them to do so. Some of our strategic relationships may be terminated by either party on short notice.

  Our strategic relationships are in early stages of development. These relationships may not provide us benefits that outweigh the costs of the relationships. If any strategic partner demands a greater portion of revenue or requires us to make payments for access to its Web site, we may need to terminate or refuse to renew that relationship, even if it had been previously profitable or otherwise beneficial. In addition, if we lose a significant strategic ally, we may be unable to replace that relationship with other strategic relationships with comparable revenue potential, content or user demographics.

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

THE ATTRACTIVENESS OF OUR SERVICES WOULD DIMINISH IF WE ARE NOT ABLE TO LICENSE ACCURATE DATABASE INFORMATION FROM THIRD-PARTY CONTENT PROVIDERS

  We principally rely upon single third-party sources to provide us with our business and residential listings data, e-mail data, and mapping data. The loss of any one of these sources or the inability of any of these sources to collect their data could significantly and adversely affect our ability to provide information to consumers. Although other sources of database information exist, we may not be able to integrate data from these sources into our database systems in a timely, cost-effective manner, or without an inordinate expenditure of internal engineering resources. Other sources of data may not be offered on terms acceptable to us. Moreover, the rapid consolidation being experienced by Internet-related businesses could reduce the number of content providers with which we could form relationships.

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

  The success of our business depends on the quality of our services and the quality is substantially dependent on the accuracy of data we license from third parties. Any failure to maintain accurate data could impair the reputation of our brand and our services, reduce the volume of users attracted to our Web site, and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers.

OUR RELIANCE UPON ADVERTISING REVENUE EXPOSES US TO COMPETITIVE PRICING PRESSURES AND MAY REQUIRE US TO PROVIDE ADVERTISING AT NO CHARGE IF WE DO NOT MEET MINIMUM GUARANTEES

  We typically sell advertisements under agreements with terms of less than six months. These short-term agreements expose us to competitive pricing pressures and potentially severe fluctuations in our results of operations. As the Internet advertising market evolves, advertisers are becoming increasingly demanding in terms of their expectations for results and returns from their advertising expenditures. These increasing demands exacerbate the other competitive pressures we experience. In addition, our advertising agreements often contain guarantees by us of a minimum number of impressions or click-throughs by Web users. If we fail to meet these guarantees, we are required to provide our advertising customers with advertising at no charge until the guarantees are met.

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

WE RELY ON A SMALL NUMBER OF ADVERTISING, SYNDICATION, AND MERCHANT AGGREGATION CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

  We derive a substantial portion of our revenue from a small number of advertising, syndication, and merchant aggregation customers. For the three months ended March 31, 2001, revenue derived from our top ten customers accounted for approximately 71.1% of our total revenue. Additionally, revenue derived from our top customer accounted for 40.3% of our total revenue in the three months ended March 31, 2001. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

IF WE DO NOT INTRODUCE NEW OR ENHANCED SERVICES ON OUR WEB SITE, WE MAY BE UNABLE TO ATTRACT AND RETAIN CONSUMERS, LOCAL MERCHANTS, AND ADVERTISERS, WHICH WOULD SIGNIFICANTLY IMPEDE OUR ABILITY TO GENERATE REVENUE

  We need to introduce new or enhanced services to attract and retain local merchants to our services, attract more consumers and advertisers to our Web site, and respond to competition. Our industry has been characterized by rapid technological change, changes in user and customer requirements and preferences, and frequent new product and service introductions embodying new technologies. These changes could render our Web site, technology, and systems obsolete. If we do not periodically enhance our existing services, develop new services and technologies that address sophisticated and varied consumer needs, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis, and address evolving customer preferences, our services may not be attractive to consumers, local merchants and advertisers, which would significantly impede our revenue growth. Any new product or service introduction not favorably received could damage our reputation and our brand. We may also experience difficulties that could delay or prevent us from introducing new services.

OUR BUSINESS WILL SUFFER IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER OR FOUNDER

  Our future success depends to a significant extent on the continued services and effective working relationships of our senior management and other key personnel, including Douglas Greenlaw, our Chief Executive Officer, and Dean Polnerow, our founder and President. Our business will suffer if we lose the services of Mr. Greenlaw, Mr. Polnerow, or other key personnel.

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

IF WE DO NOT IMPROVE OUR MANAGEMENT, FINANCIAL, AND INFORMATION SYSTEMS, AND CONTROLS, WE MAY FAIL TO PROPERLY MANAGE OUR GROWTH, WHICH WOULD STRAIN OUR RESOURCES AND COULD IMPEDE FURTHER GROWTH

  We have significantly expanded our operations and must expand further if we are to be successful in building our business. Our growth has placed, and will continue to place, a significant strain on our management, operating and financial systems, and sales, marketing, and administrative resources. If we cannot manage our expanding operations, we may not be able to continue to grow or may grow at a slower pace. Furthermore, our operating costs may escalate faster than we expect. To manage our growth successfully, we will need to improve our management, financial and information systems, and controls.

THE MARKETS FOR INTERNET CONTENT, SERVICES, AND ADVERTISING ARE HIGHLY COMPETITIVE AND OUR FAILURE TO COMPETE SUCCESSFULLY WILL LIMIT OUR ABILITY TO INCREASE OR RETAIN OUR MARKET SHARE

  Our failure to maintain and enhance our competitive position will limit our ability to increase or maintain our market share, which would seriously harm our business. We compete in the markets for Internet content, services, and advertising. These markets are new, rapidly evolving, and highly competitive. We expect this competition to intensify in the future. We compete, or expect to compete, with many providers of Internet content, information services and products, as well as with traditional media, for audience attention and advertising and sponsorship expenditures. We license much of our database content under non-exclusive agreements with third-party providers which are in the business of licensing their content to many businesses, including our current and potential competitors. Many of our competitors are substantially larger than we are and have substantially greater financial, infrastructure and personnel resources than we have. In addition, many of our competitors have well-established, large, and experienced sales and marketing capabilities and greater name recognition than we have. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in customer requirements. They may also develop and promote their services more effectively than we do. Moreover, barriers to entry are not significant, and current and new competitors may be able to launch new Web sites at a relatively low cost. We therefore expect additional competitors to enter these markets. Some of these new competitors may be traditional media companies, who are increasingly expanding onto the Internet.

  Many of our current customers have established relationships with our current and potential competitors. If our competitors develop content that is superior to ours or that achieves greater market acceptance than ours, we may not be able to develop alternative content in a timely, cost-effective manner, or at all, and we may lose market share.

WE MAY NOT BE ABLE TO DEDICATE THE SUBSTANTIAL RESOURCES REQUIRED TO EXPAND, MONITOR, AND MAINTAIN OUR INTERNALLY DEVELOPED SYSTEMS WITHOUT CONTRACTING WITH AN OUTSIDE SUPPLIER AT SUBSTANTIAL EXPENSE

  We will have to expand and upgrade our technology, transaction-processing systems, and network infrastructure if the volume of traffic on our Web site or our syndication partners' Web sites increases substantially. We could experience temporary capacity constraints that may cause unanticipated system disruptions, slower response times, and lower levels of customer service. We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our inability to upgrade and expand as required could impair the reputation of our brand and our services, reduce the volume of users able to access our Web site, and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers. Because we developed these systems internally, we must either dedicate substantial internal resources to monitor, maintain and upgrade these systems or contract with an outside supplier for these services at substantial expense.

OUR INTERNALLY DEVELOPED SOFTWARE MAY CONTAIN UNDETECTED ERRORS, WHICH COULD LIMIT OUR ABILITY TO PROVIDE OUR SERVICES AND DIMINISH THE ATTRACTIVENESS OF OUR SERVICE OFFERINGS

  We use internally developed, custom software to provide our services. This software may contain undetected errors, defects, or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our services, impair the reputation of our brand and our services, reduce the volume of users who visit our Web site, and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers.

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

If we cannot obtain any needed financing on acceptable terms, we may be forced to curtail some or all of these activities. As a result we could grow more slowly or stop growing. Any additional capital raised through the sale of equity may dilute the ownership interest in us of our current stockholders and may be on terms that are unfavorable to those stockholders.

WE HAVE LIMITED EXPERIENCE ACQUIRING COMPANIES, AND ANY ACQUISITIONS WE UNDERTAKE COULD LIMIT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS, RESULT IN ADVERSE ACCOUNTING TREATMENT, AND BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS

  We have limited experience in acquiring businesses and have very limited experience in acquiring complementary technologies. In November 2000, we acquired Envenue. In the future we may undertake additional acquisitions. Acquisitions, in general, involve numerous risks, including:

    .   diversion of our management's attention;
    . amortization of substantial goodwill, adversely affecting our reported results of operations;
    . inability to retain the management, key personnel and other employees of the acquired business;
    . inability to assimilate the operations, product, technologies, and information systems of the acquired business with our business; and
    . inability to retain the acquired company's customers, affiliates, content providers, and advertisers.

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

  We are subject to the risk of claims alleging infringement of third-party proprietary rights. If we are subject to claims of infringement of, or are infringing on, the rights of third parties, we may not be able to obtain licenses to use those rights on commercially reasonable terms. In that event, we may need to undertake substantial reengineering to continue our service offerings. Any effort to undertake such reengineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from providing our services.

          RISKS RELATED TO OUR RELATIONSHIPS WITH VIACOM AND EPRESENCE

TERMINATION OF OUR AGREEMENTS WITH VIACOM WOULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS

  If our agreements with Viacom terminate, our business, particularly our branding and advertising initiatives, would suffer, which would impede our revenue growth. If our license agreement terminates, we would lose the right to use the "CBS" trademark and "eye" device which are very important to our marketing and brand building activities. Our license agreement with Viacom will expire on June 30, 2009 and Viacom is not obligated to renew it. If our advertising and promotion agreement terminates, we may lose the unused portion of the $95.0 million of advertising and promotion services which Viacom has agreed to provide us through June 2006. Under specified circumstances, Viacom has the right to suspend or terminate the license agreement and the advertising and promotion agreement prior to their scheduled expirations. Additionally, we may choose not to fully utilize all of the advertising credits available to us on an annual basis, and as a result, may forfeit a portion or all of our remaining media credits with Viacom.

VIACOM'S CONTRACTUAL RIGHT TO REQUIRE US TO REMOVE CONTENT FROM OUR WEB SITE AND TO APPROVE ALL OF OUR USES OF ITS TRADEMARKS MAY RESTRICT OUR MARKETING ACTIVITIES AND BUSINESS OPPORTUNITIES

  Under our license agreement with Viacom, Viacom can require us to remove any content on our Web site which it determines conflicts with, interferes with, or is detrimental to its reputation or business. We are also required to conform to Viacom's guidelines for the use of its CBS trademark. Viacom has the right to approve all materials, such as marketing materials, that include Viacom trademarks. Because of these restrictions, we may not be able to perform our desired marketing activities or include some types of content on our Web site which we would otherwise decide to include.

VIACOM DOES NOT GUARANTEE THE AVAILABILITY OF THE PARTICULAR ADVERTISING PLACEMENTS THAT WE DESIRE OR ACCESS TO THE TYPE OF AUDIENCES AT WHICH WE TARGET OUR ADS, AND THEREFORE OUR ADS MAY NOT BE EFFECTIVE

  Viacom does not guarantee us placement of our ads or the demographic composition or size of the audience that views our ads. Moreover, Viacom provides its advertising and on-air promotions to us under the same terms as it provides to its other advertising customers and does not extend us priority in the placement of our ads. Viacom has entered into agreements similar to ours with other companies, some of whom may be targeting similar audiences for their ads as we target for ours. We cannot be certain that we will receive the ad placements we desire, particularly if other advertisers are seeking the same placements. Even if we do receive our desired ad placements, we cannot be certain of the demographic composition or size of the audience viewing our ads. Therefore, the Viacom advertising available to us may not be effective.

THE COMBINED OWNERSHIP OF EPRESENCE AND VIACOM WILL, IF EPRESENCE AND VIACOM ACT TOGETHER, PERMIT EPRESENCE AND VIACOM TO CONTROL MATTERS SUBMITTED FOR APPROVAL OF OUR STOCKHOLDERS, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL OR DEPRESS OUR STOCK PRICE

  As of March 31, 2001, ePresence beneficially owned approximately 38.1% of our common stock and Viacom beneficially owned approximately 31.9% of our common stock. Acting together, ePresence and Viacom will be able to control, and acting alone each of ePresence and Viacom will be able to substantially influence, all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Presently a majority of our directors are officers or directors of either ePresence or Viacom. This control could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a more optimal return on investment. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us. These risks would be exacerbated if a competitor of Viacom acquires a 30.0% voting interest in, or all or substantially all of the assets of, ePresence. In that event, Viacom has the right to purchase all of ePresence's shares of our stock.

  Either or both of ePresence and Viacom may elect to sell all or a substantial portion of its capital stock to one or more third parties. In either case, a third party with whom we have no prior relationship could exercise the same degree of control over Switchboard as ePresence or Viacom presently possess.


                         RISKS RELATED TO THE INTERNET

IF THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING DOES NOT BECOME FULLY ESTABLISHED, THE GROWTH OF OUR ADVERTISING REVENUE WILL SUFFER

  Our future success depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 58.1% and 59.2% of our revenue from the sale of advertisements and sponsorships during the three months ended March 31, 2001 and 2000, respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

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

  Our networks may be vulnerable to unauthorized access, computer viruses, and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. Internet and online service providers have experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. We may need to expend significant resources protecting against the threat of security breaches or alleviating problems caused by breaches. Eliminating computer viruses and alleviating other security problems may require interruptions, delays, or cessation of service.

WE MAY BE SUED FOR DISCLOSING TO THIRD PARTIES PERSONAL IDENTIFYING INFORMATION WITHOUT CONSENT

  Individuals whose names, addresses, and telephone numbers appear in our yellow pages and white pages directories have occasionally contacted us because their phone numbers and addresses were unlisted with the telephone company. While we have not received any formal legal claims from these individuals, we may receive claims in the future for which we may be liable. In addition, if we begin disclosing to third parties personal identifying information about our users without consent or in violation of our privacy policy, we may face potential liability for invasion of privacy.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES,WHICH COULD LIMIT OUR GROWTH

  Laws and regulations directly applicable to Internet communications, commerce, and advertising are becoming more prevalent. Laws and regulations may be adopted covering issues such as user privacy, pricing, content, taxation and quality of products and services. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media of communications, commerce and advertising. Various U.S. and foreign governments might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, and taxation apply to the Internet and Internet advertising services. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

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

  All the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2001.

                          PART II -- OTHER INFORMATION

ITEM 2. -- CHANGES IN SECURITIES AND USE OF PROCEEDS

(a.)  Not applicable.

(b.)  Not applicable.

(c.)  Not applicable.

(d.) Use of Proceeds of Initial Public Offering

  On March 2, 2000, we made an initial public offering of up to 6,325,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-90013), which was declared effective by the Securities and Exchange Commission on March 7, 2000.

  Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. From January 1, 2001 through March 31, 2001, we used approximately $4.0 million of the proceeds for the funding of operations. As of March 31, 2001, we have invested the remaining net proceeds in short-term, interest-bearing investment-grade securities.

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

  b.   Reports on Form 8-K.

  We did not file a current report on Form 8-K during the quarter ended March 31, 2001.

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


                               SWITCHBOARD INCORPORATED


                                By: /s/ John P. Jewett
                                   ---------------------
                                   John P. Jewett
                                   Principal Financial Officer and
                                   Chief Accounting Officer

Date: May 15, 2001

                                 EXHIBIT INDEX

      Exhibit No.        Description
      -----------        -----------
         10.1            Master Equipment Lease Agreement between Fleet Capital
                         Corporation and Switchboard Incorporated dated March
                         28, 2001.