Form 10-Q
period 2001-06-30
SWITCHBOARD INC
filed 2001-08-08
CIK 1085223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------
                                   FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarterly period ended June 30, 2001
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

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


                      120 Flanders Road, Westboro, MA 01581
       (Address, including Zip Code, of Principal Executive Offices)

    Registrant's Telephone Number, Including Area Code: (508) 898-1122

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares Outstanding as of
                     Title of Class                           July 31, 2001
                   -----------------                        -----------------
         Common Stock, par value $0.01 per share                25,718,885

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

                                WEBSITE ADDRESSES

    Our Website address is www.switchboard.com. References in this Quarterly Report on Form 10-Q to www.switchboard.com, switchboard.com, any variations of the foregoing or any other uniform resource locator or URL, are inactive textual references only. The information on our Website or at any other URL is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered to be a part of this document.

                            SWITCHBOARD INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I - Financial Information

Item 1. -- Financial Statements

   Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000..................   3

   Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001
       and 2000 (Unaudited)...........................................................................   4

   Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
       and 2000 (Unaudited)...........................................................................   5

   Notes to Consolidated Financial Statements.........................................................   6

Item  2. -- Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................................   9

Item  3. -- Quantitative and Qualitative Disclosures About Market Risk................................  22

PART II - Other Information

Item 2. -- Changes in Securities and Use of Proceeds..................................................  23

Item 4. -- Submission of Matters to a Vote of Security Holders........................................  23

Item 6. -- Exhibits and Reports on Form 8-K...........................................................  24

Signatures............................................................................................  25

                         PART I -- FINANCIAL INFORMATION

Item 1. - Financial Statements

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 2001     December 31, 2000
                                                                           -------------     -----------------
Assets:                                                                      (Unaudited)
-------
Cash and cash equivalents                                                     $8,566,042           $18,772,468
Restricted cash - compensating balance (Note 7)                                1,043,177                     -
Short-term investments                                                        54,671,117            51,997,341
Accounts receivable, net of allowance of $413,281 and $401,878,
  respectively                                                                 5,779,512             7,148,755
Pre-payment related to Directory Agreement, current portion                    6,500,000             6,500,000
Other current assets                                                           2,826,864               699,715
                                                                              ----------            ----------
     Total current assets                                                     79,386,712            85,118,279

Property and equipment, net                                                    2,464,600             1,428,893
Other assets, net                                                              8,315,926            12,010,111
                                                                              ----------            ----------

Total assets                                                                 $90,167,238           $98,557,283
                                                                             ===========           ===========

Liabilities and stockholders' equity:
Accounts payable                                                              $1,321,424            $1,287,939
Accrued expenses                                                               2,957,748             3,027,188
Deferred revenue                                                               1,054,829             1,512,182
Payable related to acquisition, current portion                                2,000,000                     -
Capital lease, current portion                                                   362,569                     -
                                                                               ---------             ---------
     Total current liabilities                                                 7,696,570             5,827,309

Commitments and contingencies
Payable related to acquisition                                                         -             2,000,000
Capital lease                                                                    699,763                     -
                                                                               ---------             ---------

Total liabilities                                                              8,396,333             7,827,309

Stockholders' equity:
Series E special voting preferred stock; one share authorized and designated; one
  share issued and outstanding                                                         -                     -
Common stock, $0.01 par value; authorized 85,000,000 shares;
  issued and outstanding 25,718,885 and 25,633,614 shares,
  respectively                                                                   257,189               256,336
Additional paid-in capital                                                   182,836,161           182,341,816
Accumulated other comprehensive income                                           645,172               368,384
Unearned compensation                                                           (431,071)                    -
Contribution receivable                                                      (50,476,942)          (54,204,319)
Accumulated deficit                                                          (51,059,604)          (38,032,243)
                                                                             -----------           -----------
     Total stockholders' equity                                               81,770,905            90,729,974
                                                                             -----------           -----------

Total liabilities and stockholders' equity                                   $90,167,238           $98,557,283
                                                                             ===========           ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       Three months ended June 30,   Six months ended June 30,

                                             2001         2000          2001          2000
                                             ----         ----          ----          ----
   Total revenue                          $4,797,855   $4,766,414    $9,068,666    $8,584,434

   Cost of revenue                           928,114    1,049,685     1,909,057     1,966,129
                                           ---------    ---------     ---------     ---------

   Gross profit                            3,869,741    3,716,729     7,159,609     6,618,305

   Operating expenses:
   Sales and marketing                     7,242,876    5,644,707    16,033,270    14,381,397
   Product development                     1,686,592      872,061     2,999,689     1,484,998
   General and administrative              1,280,783      807,074     2,307,781     1,539,959
   Amortization of goodwill and
     intangibles                             318,354            -       632,019             -
                                          ----------    ---------     ---------    ----------
        Total operating expenses          10,528,605    7,323,842    21,972,759    17,406,354
                                          ----------    ---------    ----------    ----------

   Loss from operations                   (6,658,864)  (3,607,113)  (14,813,150)  (10,788,049)

   Other income (expense):
   Interest income, net                      876,370    1,388,404     1,958,403     1,682,518
   Loss on disposal of fixed assets                -            -      (172,614)            -
                                          ----------    ---------     ---------     ---------
        Total other income (expense)         876,370    1,388,404     1,785,789     1,682,518
                                          ----------    ---------     ---------     ---------

   Net loss                               (5,782,494)  (2,218,709)  (13,027,361)   (9,105,531)
                                          ----------  -----------   -----------    ----------

   Accrued dividends for preferred
     stockholders                                  -            -             -       270,651
                                          ----------    ---------   -----------     ---------

   Net loss attributable to common
     stockholders                        $(5,782,494) $(2,218,709) $(13,027,361)  $(9,376,182)
                                         ===========  ===========  ============   ===========

   Basic and diluted net loss per
     share                                    $(0.22)      $(0.09)       $(0.51)       $(0.45)
                                              ======       ======        ======        ======

   Shares used in computing basic         25,717,391   24,594,420    25,685,893    21,044,419
     and diluted net loss per share

    The accompanying notes are an integral part of the consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Six Months Ended June 30,

                                                                                      2001           2000
                                                                                      ----           ----
Cash flows from operating activities:
Net loss                                                                         $(13,027,361)   $(9,105,531)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                1,385,177        583,459
       Amortization of unearned compensation                                            5,389              -
       Loss on disposal of property and equipment                                     172,614              -
       Non-cash advertising and promotion expense                                   3,727,377      7,843,880
       Provision for doubtful accounts                                                363,000        211,144
       Expense related to warrant grants                                                    -        331,390

       Changes in operating assets and liabilities:
         Accounts receivable                                                        1,006,243     (2,612,566)
         Other current assets                                                      (2,127,149)      (379,486)
         Other assets                                                               2,918,417         90,029
         Accounts payable                                                              33,485        203,928
         Accrued expenses                                                             (69,440)       425,799
         Deferred revenue                                                            (457,353)     1,174,811
                                                                                    ---------      ---------
          Net cash used in operating activities                                    (6,069,101)    (1,233,143)

Cash flows from investing activities:
    Purchases of property and equipment                                            (1,817,730)      (426,572)
    Restricted cash                                                                (1,043,177)              -
    Purchases of short term investments, net                                       (2,396,988)   (23,224,482)
                                                                                   ----------    -----------
         Net cash used in investing activities                                     (5,257,895)   (23,651,054)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                       58,738     86,793,564
     Payments on notes payable                                                        (38,320)      (627,958)

     Proceeds from sale and leaseback transaction                                   1,100,652              -
                                                                                    ---------     ----------
         Net cash provided by financing activities                                  1,121,070     86,165,606
                                                                                    ---------     ----------

Net (decrease) increase in cash and cash equivalents                              (10,206,426)    61,281,409

Cash and cash equivalents at beginning of period                                   18,772,468      3,604,551
                                                                                   ----------      ---------
Cash and cash equivalents at end of period                                         $8,566,042    $64,885,960
                                                                                   ==========    ===========

Supplemental statement of non-cash financing activity:
   Conversion of redeemable preferred stock into common stock                               -    $16,319,570
   Conversion of redeemable preferred stock into common stock                               -     $1,432,812

    The accompanying notes are an integral part of the consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

    Switchboard Incorporated, a Delaware corporation ("the Company"), commenced operations in February 1996. From the Company's inception (February 19, 1996) until March 7, 2000, the Company was a unit and later a subsidiary of ePresence, Inc. (formerly Banyan Worldwide, "ePresence"). As of June 30, 2001, ePresence beneficially owned approximately 38.1% of the Company's common stock. The Company is a provider of directory technology and NearbuySM solutions, an integrated suite of products and services promoting local business across a full range of Internet and wireless platforms. Its Website, Switchboard.com, offers a broad range of functions, content, and services including yellow and white pages, product searching, and interactive maps and driving directions. The Company offers its users local information about people and businesses across the United States and Canada. The Company's online network provides local merchants with a way to get their businesses represented online and facilitates commerce by connecting local merchants with consumers. The Company operates in one business segment.

2. Basis of Presentation

    The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of future financial results.

    Investors should read these interim financial statements in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.

3. Net Loss per Share and Pro Forma Net Loss per Share

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Net loss used in the calculation is increased by the accrued dividends for the preferred stock outstanding in each period. Diluted net loss per share does not differ from basic net loss per share, since potential common shares from conversion of preferred stock, stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. As of June 30, 2001 and 2000, options to purchase 4,536,480 and 3,147,155 shares of common stock, preferred stock convertible into one and one share of common stock, and warrants to purchase 1,451,937 and 1,751,937 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. An aggregate of 3,552,421 shares of preferred stock converted into common stock automatically on March 7, 2000, upon the closing of the Company's initial public offering.

4. Concurrent Transactions

    The Company had advertising barter transactions totaling $361,425 and $475,700, or 7.5% and 5.2% of revenues, for the three- and six-month periods ended June 30, 2001, respectively. For the six-month period ended June 30, 2000, the Company had barter transactions totaling $200,000, or 2.3% of revenue, and no such transactions for the three months ended June 30, 2000. Barter transactions consist of transactions in which the Company received promotion in exchange for promotion on its Website. Revenue from advertising barter has been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. In the year ended December 31, 2000, the Company entered into advertising barter and non-monetary transactions. Non-monetary transactions are those in which the Company received or will receive certain marketing assets in exchange for promotion on the Company's Website or through direct e-mail distributions. In connection with advertising barter and other non-monetary transactions, the Company recorded expense of $966,923 and $2,331,187 in the three and six months ended June 30, 2001, respectively, and $200,000 in the six months ended June 30, 2000.

5. Comprehensive Loss

    Other comprehensive loss includes unrealized gains or losses on the Company's available-for-sale investments.

                                                                         Six Months Ended June 30,
                                                                           2001             2000
                                                                           ----             ----
Net loss                                                             $(13,027,361)     $(9,105,531)
Other comprehensive income:
   Unrealized gain (loss) on investments                                  276,788       (1,432,812)
                                                                          -------      -----------
Comprehensive loss                                                   $(12,750,573)    $(10,538,343)
                                                                     ============     ============

6. Advertising Expense

    Advertising costs are expensed as incurred. For the three and six months ended June 30, 2001, advertising expenses totaled $3,031,294 and $7,957,332, of which $1,187,447 and $3,727,377, respectively, consisted of non-cash expense attributable to advertising provided to the Company by Viacom Inc. under the Company's advertising and promotion agreement with Viacom Inc.. For the three and six months ended June 30, 2000, advertising expenses totaled $3,034,409 and $9,662,216, of which $1,813,277 and $7,483,881, respectively, consisted of non-cash expense attributable to advertising provided to the Company by Viacom Inc. under the Company's advertising and promotion agreement with Viacom Inc.

7. Capital Lease

    In March 2001, the Company entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation ("Fleet") under which the Company may lease up to $3.0 million of equipment. Under the agreement the Company will lease computer equipment over a three-year period ending on June 28, 2004. As of June 30, 2001, the Company has utilized $1,100,652 of this lease facility. Upon the expiration of the lease, the Company has the option to purchase the leased assets for one dollar. The agreement has an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, the Company is required to maintain on deposit with the bank a compensating balance, restricted as to use. The compensating balance is adjusted on a quarterly basis to an amount equal to the principal outstanding under the lease. As of June 30, 2001, the Company recorded $1,043,177 as restricted cash. The Company has accounted for the transaction as a capital lease.

8. Related Party

    In December 2000, the Company entered into a Directory and Local Advertising Platform Services Agreement with a related party, who is also a stockholder of the Company. Net revenue recognized from this customer was $1,159,641 and $1,469,641, or 24.2% and 16.2% of revenue for the three and six months ended June 30, 2001. Amounts due from this customer included in accounts receivable at June 30, 2001 and December 31, 2000 were $719,641 and $200,000, respectively.

9. Recently Issued Accounting Pronouncements

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

Item 2. -- Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

    You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock" commencing on page 13, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. See "Forward-Looking Statements."

Overview

    Since commencing operations in February 1996, we have derived our revenue principally from the sale of banner and site sponsorship advertising. We have also derived revenue from our local merchant network, which includes revenue previously classified as merchant services and licensing and syndication.

    Our banner and site sponsorship advertising revenue is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions, cost per click basis or cost per action basis. We recognize revenue from banner and site sponsorship advertising upon delivery of services. During the three and six months ended June 30, 2001, approximately 38% and 48% of our revenue was derived from the sale of banner and site sponsorship advertising, respectively. We expect that in future periods our banner and site sponsorship advertising revenue will decrease as a percentage of total revenue.

    We also generate revenue from our local merchant network. Local merchant network revenue includes revenue from activities in which we build Websites for local merchants, run trademark and display ads in our yellow pages directory, host Websites on our servers, and send related direct electronic mail-based promotions. Local merchant network revenue also includes revenue from various syndication and licensing agreements with our merchant network partners, including America Online, Inc. and Sympatico Lycos. These agreements involve engineering work to integrate our products and services with a customer's site and brand, as well as license fees. We recognize revenue from the creation and hosting of display ads and Websites on a monthly basis as services are provided. We recognize revenue from direct electronic mail-based promotions in the period in which the service is provided. We recognize the fees and related costs under syndication and licensing agreements ratably over the term of the agreement. During the three and six months ended June 30, 2001, approximately 62% and 52% of our revenue was derived from our local merchant network. We expect that in future periods our merchant services revenue will increase as a percentage of total revenue.

    Our cost of revenue consists primarily of expenses paid to third parties under data licensing agreements, as well as other direct expenses incurred to maintain the operations of our Website. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, and costs of running our data centers, which include rent and utilities. We anticipate that our cost of revenue will increase in absolute dollars in the future as a result of hiring additional employees and purchasing additional equipment and outside services. Cost of revenue as a percentage of revenue has varied in the past, primarily as a result of fluctuations in our Website traffic, resulting in associated changes in variable costs and, to a lesser extent, the cost of third-party content and technology, as well as the amount of revenue recognized in the period. We expect that in future periods our cost of revenue, as a percentage of revenue, will decrease.

    Our sales and marketing expense consists primarily of costs associated with Website promotion, third-party revenue share costs, advertising and creative production expenses, employee salaries and benefits, public relations, market research and a pro rata share of occupancy and information system expenses. We expect sales and marketing expense to increase in absolute dollars as we continue to expand our marketing programs and incur advertising expenses attributable to advertising provided to us by Viacom Inc. under our advertising and promotion agreement with Viacom, and other marketing expenses associated with building our merchant services program. We expect to record the net present value of our $95.0 million of advertising and promotion services to be received from Viacom as sales and marketing expense through June 2006. As of June 30, 2001, we have a remaining balance of $50.5 million at net present value to be recorded as expense.

    Our product development expense consists primarily of employee salaries and benefits, fees for outside consultants, and related costs associated with the development of new services and features on our Website, the enhancement of existing products, quality assurance, testing, and documentation and a portion of occupancy and information system expenses based on employee headcount. We expect product development expense to increase in absolute dollars in the future as we maintain and upgrade our Website, develop new directory technology, and introduce new services and enhancements to our local merchants.

    Our general and administrative expense consists primarily of employee salaries and benefits and other personnel-related costs for executive and financial personnel, as well as legal, accounting and insurance costs, and a portion of occupancy and information system expenses based on employee headcount. We expect that our general and administrative expense will increase in absolute dollars as we continue to expand our staffing to support growing operations and facilities, and incur additional expenses relating to our responsibilities as a public company.

    Our amortization of goodwill and intangibles consists primarily of the amortization of goodwill resulting from our acquisition of Envenue, Inc. in November 2000, and the amortization of the value of stock we issued to America Online, Inc., a subsidiary of AOL Time Warner Inc., in December 2000.

    We have experienced substantial net losses since our inception. As of June 30, 2001, we had an accumulated deficit of $51.1 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Website and the establishment of our corporate infrastructure and organization. To date, we have made no provision for income taxes. We expect to increase our expenditures in all areas in order to execute our business plan, particularly in sales and marketing and in product development.


Results of Operations

Three- and Six-Month Period Ended June 30, 2001

    Revenue. Revenue increased to $4.8 million and $9.1 million for the three- and six-month periods ended June 30, 2001, from $4.8 million and $8.6 million for the comparable periods in 2000, respectively. The increases of $31,000 and $484,000 in the three- and six-month periods ended June 30, 2001, when compared to the corresponding periods in 2000, consisted primarily of an increase in local merchant network revenue, offset in part by a decrease in national advertising revenue. The local merchant network revenue increases for the three and six months ended June 30, 2001 were due primarily to an increase in revenue from our licensing and syndication partners, and to a lesser extent, increased membership in our local merchant network. The decreases in national advertising revenue were primarily due to a decrease in the number of advertisers on our site. Barter revenue, in which we received promotion in exchange for promotion on our Website, was 7.5% and 5.2% of total revenue for the three and six months ended June 30, 2001, respectively, compared with 2.3% for the six months ended June 30, 2000. There were no barter transactions for the three months ended June 30, 2000.

    Cost of revenue. Cost of revenue decreased to $928,000, or 19.3% of revenue, and $1.9 million, or 21.1% of revenue, for the three and six months ended June 30, 2001, from $1.0 million, or 22.0% of revenue, and $2.0 million, or 22.9% of revenue, for the three and six months ended June 30, 2000, respectively. The dollar decreases for both the three and six months ended June 30, 2001 were primarily the result of decreases in third party services related primarily to direct electronic mail-based promotions, data communication fees and third-party content and technology expense, offset in part by an increase in equipment related expenses incurred to support our local merchant network partners. The percentage decreases in cost of revenue for the three and six months ended June 30, 2001 were primarily due to increases in revenue, as well as a decrease in costs.

    Gross profit. Gross profit increased to $3.9 million and $7.2 million for the three and six months ended June 30, 2001 from $3.7 million and $6.6 million for the corresponding periods in 2000. As a percentage of revenue, gross profit for the three and six months ended June 30, 2001 increased to 80.7% and 78.9% from 78.0% and 77.1% for the corresponding periods in 2000, respectively. The increases in both gross profit dollars and percentage were primarily the result of higher revenue, as well as decreases in cost of revenue.

    Sales and marketing. Sales and marketing expense increased to $7.2 million and $16.0 million for the three and six months ended June 30, 2001 compared with $5.6 million and $14.4 million for the corresponding periods in 2000. The increases of $1.6 million and $1.7 million for the three and six months ended June 30, 2001 were primarily related to increases in merchant services program expenses, other advertising expenses and employee salaries and benefits, offset in part by a decrease in the non-cash advertising expense attributable to advertising provided to us by Viacom under our advertising and promotion agreement with Viacom. As a percentage of revenue, sales and marketing expenses were 151.0% and 176.8% for the three and six months ended June 30, 2001 compared with 118.4% and 167.5% for the corresponding periods in 2000.

    Product development. Product development expense increased to $1.7 million and $3.0 million for the three and six months ended June 30, 2001 compared with $872,000 and $1.5 million for the corresponding periods in 2000. The increases of $815,000 and $1.5 million for the three and six months ended June 30, 2001 were primarily due to increases in salaries and benefits associated with new personnel and outside consulting expenses, offset in part by the capitalization of deferred project costs related to our directory services agreement with America Online. As a percentage of revenue, product development expenses were 35.2% and 33.1% for the three and six months ended June 30, 2001 compared with 18.3% and 17.3% for the corresponding periods in 2000.

    General and administrative. General and administrative expense increased to $1.3 million and $2.3 million for the three and six months ended June 30, 2001 as compared to $807,000 and $1.5 million for the corresponding periods in 2000. The increases of $474,000 and $768,000 for the three and six months ended June 30, 2001 were primarily due to increases in salaries and benefits associated with new personnel, professional services and an increase in the provision for doubtful accounts. As a percentage of revenue, general and administrative expenses were 26.7% and 25.4% for the three and six months ended June 30, 2001 compared with 16.9% and 17.9% for the corresponding periods in 2000.

    Amortization of goodwill and intangibles. Amortization of goodwill and intangibles increased to $318,000 and $632,000 for the three and six months ended June 30, 2001. There was no amortization of goodwill and intangibles for the three and six months ended June 30, 2000. The increase was due primarily to the amortization of goodwill resulting from our acquisition of Envenue in November 2000, as well as amortization of the value of stock issued to America Online related to the directory services agreement we entered into with America Online in December 2000.

    Other income (expense) net. Other income was $876,000 and $1.8 million for the three and six months ended June 30, 2001 as compared to $1.4 million and $1.7 million for the corresponding periods in 2000. The decrease in other income in the three months ended June 30, 2001 was due primarily to a decrease in interest income earned as a result of lower available funds for investment. The increase in other income in the six months ended June 30, 2001 was due primarily to an increase in interest income earned on the net proceeds from our initial public offering completed on March 7, 2000, offset in part by an increase in losses on disposal of fixed assets.

    Net loss. Our losses increased to $5.8 million and $13.0 million for the three and six months ended June 30, 2001, from $2.2 million and $9.1 million for the corresponding periods in 2000. As of June 30, 2001, our accumulated deficit totaled $51.1 million.


Liquidity and Capital Resources

    As of June 30, 2001, we had cash and cash equivalents totaling $8.6 million. We also had short-term investments valued at $54.7 million and restricted cash of $1.0 million, comprising a total of $64.3 million in cash and marketable securities.

    Net cash used for operating activities for the six months ended June 30, 2001 was $6.1 million, primarily due to a net loss of $13.0 million, an increase in other current assets of $2.1 million, offset in part by non-cash advertising expenses attributable to advertising provided to us by Viacom under our advertising and promotion agreement with Viacom of $3.7 million, a decrease in other assets of $2.9 million, depreciation and amortization of $1.4 million and a decrease in accounts receivable of $1.0 million. Under our directory services agreement with America Online, we paid $13.0 million to America Online in December 2000, and expect to pay to America Online an additional $13.0 million under a schedule that shall end no later than March 11, 2002.

    Net cash used for investing activities for the six months ended June 30, 2001 was $5.3 million. Investing activities for the period were primarily related to net purchases of short-term investments of $2.4 million, purchases of property and equipment of $1.7 million, and restricted cash of $1.0 million associated with our computer equipment sale-leaseback agreement with Fleet Capital Corporation ("Fleet").

    Net cash provided by financing activities for the six months ended June 30, 2001 was $1.1 million, primarily due to the proceeds from a computer equipment sale-leaseback transaction of $1.1 million. In March 2001, we entered into a computer equipment sale-leaseback agreement with Fleet under which we may lease up to $3.0 million of equipment, with an estimated effective annual percentage rate of approximately 7.9%.

    Since our inception, we have significantly increased our operating expenses. We anticipate that we will continue to experience increases in our operating expenses through at least the remainder of 2001, and that our operating expenses and capital expenditures will constitute a material use of our cash resources. We expect expenses to increase as we attempt to expand our local merchant network. These increases are expected to result from increased marketing expenses as a result of increased membership in our local merchant network. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that the funds currently available will be sufficient to meet our anticipated cash requirements to fund operations for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain credit facilities. However, there can be no assurance that we would be successful in obtaining additional funding on terms acceptable to us or at all. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Factors Affecting Operating Results, Business Prospects and Market Price of
Stock

    We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

                          RISKS RELATED TO OUR BUSINESS

We have a history of incurring net losses, we expect our net losses to continue as a result of planned increases in operating expenses and we may never achieve profitability

    We have incurred significant net losses in each fiscal quarter since our inception. From inception to June 30, 2001, we have incurred net losses totaling $51.1 million. We expect to continue to incur net losses and negative cash flows for the year ending December 31, 2001 because we intend to increase operating expenses to develop the Switchboard brand through marketing, promotion, and enhancement, and to expand our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

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

    Factors that may cause our results of operations to fluctuate include:

       * the amount of non-cash advertising expense we incur;
       * the addition or loss of relationships with third parties that are our source of new merchants or that license our services for use on their own Websites;
       * our ability to attract and retain consumers, local merchants, and national advertisers to our Website;
       * the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;
       * technical difficulties or failures affecting our systems or the Internet ingeneral;
       * the cost of acquiring, and the availability of, content, including directory information and maps; and
       * the fact that our expenses are partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short term.

    As a result of these factors, results in any future quarter may be below the expectations of securities analysts or investors. If so, the market price of our common stock may decline significantly.

Our business model will fail if our operations are unable to generate sufficient revenue to cover the cost of the content and services we provide to customers at no charge

    Our model for conducting business is unproven and may not succeed. Because we provide many services on our Website to consumers at no charge, our business model depends upon our ability to generate revenue from:

       * Yellow Pages display advertising;
       * Licensing of our services to third parties for use on their Websites;
       * Website design, construction, hosting, and other additional services provided to local merchants; and
       * Banner and site sponsorship advertising fees.

    We may not be able to generate sufficient revenue to cover the cost of the content and services that we provide to consumers at no charge.

If the directory services agreement we entered into with America Online, Inc., a subsidiary of AOL Time Warner, Inc., is not successful, it could have a materially negative affect on our results of operations

    The directory services agreement we entered into with America Online may not generate anticipated revenues or other benefits, or may be prematurely terminated or otherwise fail to be successful. Local merchants may not view the alliance as an effective advertising vehicle for their products and services. Even if the distribution agreement is not successful, America Online may not have to return any of the consideration, including cash and stock, which we have paid to America Online, and we may have continuing license and other obligations to America Online, under the agreement.

If our relationship with Viacom does not result in positive association with the Switchboard brand, our brand could be damaged

    We use the "CBS" trademark and "eye" device under a license agreement with Viacom, which we entered into in June 1999. Therefore, we have limited experience integrating CBS trademarks into our effort to build our brand. While the CBS trademarks are well-recognized, we cannot be certain that our use of these trademarks will increase awareness of or preference for the Switchboard brand due to our limited experience in using them and the potential for confusion between Viacom's businesses and our business. In addition, Viacom licenses the use of CBS trademarks to other companies, some of whom have unproven business plans in competitive markets. If Viacom or any of these companies experiences business difficulties or conducts activities which damage the CBS brand, the Switchboard brand could be damaged.

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

    Our strategic relationships are in early stages of development. These relationships may not provide us benefits that outweigh the costs of the relationships. If any strategic partner demands a greater portion of revenue or requires us to make payments for access to its Website, we may need to terminate or refuse to renew that relationship, even if it had been previously profitable or otherwise beneficial. In addition, if we lose a significant strategic ally, we may be unable to replace that relationship with other strategic relationships with comparable revenue potential, content or user demographics.

If we do not enter into and maintain relationships with channel partners, our ability to attract new local merchant customers and to deliver services to current local merchant customers would be impeded

    For our business to be successful, we must expand our local merchant network and generate significant revenue from that initiative. The success of our local merchant network depends in substantial part upon our ability to access a broad base of local merchants. The local merchant base is highly fragmented. Local merchants are difficult to contact efficiently and cost-effectively. Consequently, we depend on channel partners to provide us with local merchant contacts and to provide billing and other administrative services relating to our local merchant services. The termination of any strategic relationship with a channel partner would significantly impair our ability to attract potential local merchant customers and deliver our local merchant services to our current customers. Furthermore, we cannot be certain that we will be able to develop or maintain relationships with new channel partners on terms acceptable to us or at all.

If we cannot demonstrate the value of our local merchant services, local merchant customers may stop using our services, which could reduce our revenue

    We may be unable to demonstrate to our local merchant customers the value of our local merchant services. If local merchants cancel our various services, which are generally provided on a month-to-month basis, our revenue could decline and we may need to incur additional expenditures to obtain new local merchant customers. We do not presently provide our local merchant customers with data demonstrating the number of leads generated by our local merchant services. Regardless of whether our local merchant services effectively produce leads, our local merchant customers may not know the source of the leads and may cancel our local merchant services.

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

    The success of our business depends on the quality of our services and the quality is substantially dependent on the accuracy of data we license from third parties. Any failure to maintain accurate data could impair the reputation of our brand and our services, reduce the volume of users attracted to our Website, and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers.

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

If we do not attract a large number of users to our Website who have demographic characteristics that are attractive to advertisers, the advertising revenue on which we rely will substantially decline

    We have derived a substantial portion of our revenue from the sale of banner and site sponsorship advertisements. If we are unable to remain an attractive medium for advertising, our revenue will substantially decline. Our ability to remain an attractive medium for advertising will depend upon a number of factors, including the acceptance of our services by a large number of users who have demographic characteristics that are attractive to advertisers.

We rely on a small number of advertising and local merchant services aggregation customers, the loss of whom may substantially reduce our revenue

    We derive a substantial portion of our revenue from a small number of advertising and local merchant services aggregation customers. For the three and six months ended June 30, 2001, revenue derived from our top ten customers accounted for approximately 74.7% and 72.6% of our total revenue, respectively. Additionally, revenue derived from three customers accounted for 24.2%, 20.4% and 10.8% of our total revenue in the three months ended June 30, 2001. Revenue derived from two customers accounted for 29.8% and 16.2% of our total revenue in the six months ended June 30, 2001. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

If we do not introduce new or enhanced services on our Website, we may be unable to attract and retain consumers, local merchants, and advertisers, which would significantly impede our ability to generate revenue

    We need to introduce new or enhanced services to attract and retain local merchants to our services, attract more consumers and advertisers to our Website, and respond to competition. Our industry has been characterized by rapid technological change, changes in user and customer requirements and preferences, and frequent new product and service introductions embodying new technologies. These changes could render our Website, technology, and systems obsolete. If we do not periodically enhance our existing services, develop new services and technologies that address sophisticated and varied consumer needs, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis, and address evolving customer preferences, our services may not be attractive to consumers, local merchants and advertisers, which would significantly impede our revenue growth. Any new product or service introduction not favorably received could damage our reputation and our brand. We may also experience difficulties that could delay or prevent us from introducing new services.

Our business may suffer if we lose the services of our chief executive officer or founder

    Our future success depends to a significant extent on the continued services and effective working relationships of our senior management and other key personnel, including Douglas Greenlaw, our Chief Executive Officer, and Dean Polnerow, our founder and President. Our business may suffer if we lose the services of Mr. Greenlaw, Mr. Polnerow, or other key personnel.

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

The markets for Internet content, services, and advertising are highly competitive and our failure to compete successfully will limit our ability to increase or retain our market share

    Our failure to maintain and enhance our competitive position will limit our ability to increase or maintain our market share, which would seriously harm our business. We compete in the markets for Internet content, services, and advertising. These markets are new, rapidly evolving, and highly competitive. We expect this competition to intensify in the future. We compete, or expect to compete, with many providers of Internet content, information services and products, as well as with traditional media, for audience attention and advertising and sponsorship expenditures. We license much of our database content under non-exclusive agreements with third-party providers which are in the business of licensing their content to many businesses, including our current and potential competitors. Many of our competitors are substantially larger than we are and have substantially greater financial, infrastructure and personnel resources than we have. In addition, many of our competitors have well-established, large, and experienced sales and marketing capabilities and greater name recognition than we have. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in customer requirements. They may also develop and promote their services more effectively than we do. Moreover, barriers to entry are not significant, and current and new competitors may be able to launch new Websites at a relatively low cost. We therefore expect additional competitors to enter these markets. Some of these new competitors may be traditional media companies, who are increasingly expanding onto the Internet.

    Many of our current customers have established relationships with our current and potential competitors. If our competitors develop content that is superior to ours or that achieves greater market acceptance than ours, we may not be able to develop alternative content in a timely, cost-effective manner, or at all, and we may lose market share.

We may not be able to dedicate the substantial resources required to expand, monitor, and maintain our internally developed systems without contracting with an outside supplier at substantial expense

    We will have to expand and upgrade our technology, transaction-processing systems, and network infrastructure if the volume of traffic on our Website or our syndication partners' Websites increases substantially. We could experience temporary capacity constraints that may cause unanticipated system disruptions, slower response times, and lower levels of customer service. We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our inability to upgrade and expand as required could impair the reputation of our brand and our services, reduce the volume of users able to access our Website, and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers. Because we developed these systems internally, we must either dedicate substantial internal resources to monitor, maintain and upgrade these systems or contract with an outside supplier for these services at substantial expense.

Our internally developed software may contain undetected errors, which could limit our ability to provide our services and diminish the attractiveness of our service offerings

    We use internally developed, custom software to provide our services. This software may contain undetected errors, defects, or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our services, impair the reputation of our brand and our services, reduce the volume of users who visit our Website, and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers.

We may need additional capital, which may not be available to us and which, if available, may dilute your ownership interest in us

    We may need to raise additional funds through public or private equity or debt financings to:

     * expand our sales and marketing operations to increase their productivity;
     * develop new technology and upgrade current technology and data network infrastructure to comply with rapidly evolving industry standards;
     * develop new and expand current content and services to attract and retain consumers and local merchants;
     * pursue acquisitions or expansion opportunities in our consolidating markets; or
     * address additional general corporate needs.

    If we cannot obtain any needed financing on acceptable terms, we may be forced to curtail some or all of these activities. As a result we could grow more slowly or stop growing. Any additional capital raised through the sale of equity may dilute the ownership interest in us of our current stockholders and may be on terms that are unfavorable to those stockholders.

We have limited experience acquiring companies, and any acquisitions we undertake could limit our ability to manage and maintain our business, result in adverse accounting treatment, and be difficult to integrate into our business

    We have limited experience in acquiring businesses and have very limited experience in acquiring complementary technologies. In May 1998, we acquired Maps On Us, and in November 2000, we acquired Envenue. In the future we may undertake additional acquisitions. Acquisitions, in general, involve numerous risks, including:


     * diversion of our management's attention;
     * amortization of substantial goodwill, adversely affecting our reported results of operations;
     * inability to retain the management, key personnel and other employees of the acquired business;
     * inability to assimilate the operations, product, technologies, and information systems of the acquired business with our business; and
     * inability to retain the acquired company's customers, affiliates, content providers, and advertisers.

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

          RISKS RELATED TO OUR RELATIONSHIPS WITH VIACOM AND EPRESENCE

Termination of our agreements with Viacom may negatively affect our branding and advertising initiatives

    If our agreements with Viacom terminate, our business, particularly our branding and advertising initiatives, may suffer, which could impede our revenue growth. If our license agreement terminates, we would lose the right to use the "CBS" trademark and "eye" device which may be viewed as important to our marketing and brand building activities. Our license agreement with Viacom will expire on June 30, 2009 and Viacom is not obligated to renew. If our advertising and promotion agreement terminates, we may lose the unused portion of the $95.0 million of advertising and promotion services, which Viacom has agreed to provide us through June 2006. Under specified circumstances, Viacom has the right to suspend or terminate the license agreement and the advertising and promotion agreement prior to their scheduled expirations. Additionally, we may choose not to fully utilize all of the advertising credits available to us on an annual basis, and as a result, may forfeit a portion or all of our remaining media credits with Viacom.

Viacom's contractual right to require us to remove content from our Website and to approve all of our uses of its trademarks may restrict our marketing activities and business opportunities

    Under our license agreement with Viacom, Viacom can require us to remove any content on our Website, which it determines conflicts with, interferes with, or is detrimental to its reputation or business. We are also required to conform to Viacom's guidelines for the use of its CBS trademark. Viacom has the right to approve all materials, such as marketing materials, that include Viacom trademarks. Because of these restrictions, we may not be able to perform our desired marketing activities or include some types of content on our Website, which we would otherwise decide to include.

Viacom does not guarantee the availability of the particular advertising placements that we desire or access to the type of audiences at which we target our ads, and therefore our ads may not be effective

    Viacom does not guarantee placement of our ads or the demographic composition or size of the audience that views our ads. Moreover, Viacom provides its advertising and on-air promotions to us under the same terms as it provides to its other advertising customers and does not extend us priority in the placement of our ads. Viacom has entered into agreements similar to ours with other companies, some of whom may be targeting similar audiences for their ads as we target for ours. We cannot be certain that we will receive the ad placements we desire, particularly if other advertisers are seeking the same placements. Even if we do receive our desired ad placements, we cannot be certain of the demographic composition or size of the audience viewing our ads. Therefore, the Viacom advertising available to us may not be effective.

The combined ownership of ePresence and Viacom will, if ePresence and Viacom act together, permit ePresence and Viacom to control matters submitted for approval of our stockholders, which could delay or prevent a change in control or depress our stock price

    As of June 30, 2001, ePresence beneficially owned approximately 38.1% of our common stock and Viacom beneficially owned approximately 31.9% of our common stock. Acting together, ePresence and Viacom will be able to control, and acting alone each of ePresence and Viacom will be able to substantially influence, all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Presently a majority of our directors are officers or directors of either ePresence or Viacom. This control could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a more optimal return on investment. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us. These risks would be exacerbated if a competitor of Viacom acquires a 30.0% voting interest in, or all or substantially all of the assets of, ePresence. In that event, Viacom has the right to purchase all of ePresence's shares of our stock.

    Either or both of ePresence and Viacom may elect to sell all or a substantial portion of its capital stock to one or more third parties. In either case, a third party with whom we have no prior relationship could exercise the same degree of control over Switchboard as ePresence or Viacom presently possess.

                          RISKS RELATED TO THE INTERNET

If the acceptance and effectiveness of Internet advertising does not become fully established, the growth of our banner and site sponsorship advertising revenue will suffer

    Our future success depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 38.4% and 47.7% of our revenue from the sale of banner and site sponsorship advertisements during the three and six months ended June 30, 2001, compared with 58.8% and 59.0% in the three and six months ended June 30, 2000, respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

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

If we are sued for content distributed through, or linked to by, our Website, we may be required to spend substantial resources to defend ourselves and could be required to pay monetary damages

    We aggregate and distribute third party data over the Internet. In addition, third-party Websites are accessible through our Website. As a result, we could be subject to legal claims for defamation, negligence, intellectual property infringement and product or service liability. Other claims may be based on errors or false or misleading information provided on our Website, such as information deemed to constitute legal, medical, financial or investment advice. Other claims may be based on links to sexually explicit Websites and sexually explicit advertisements. We may need to expend substantial resources to investigate and defend these claims, regardless of whether we successfully defend against them. While we carry general business insurance, the amount of coverage we maintain may not be adequate. In addition, implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our content to users.

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

We may become subject to burdensome government regulation and legal uncertainties, which could limit our growth

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

    The fair value of our investment portfolio or related income would not be significantly affected by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

    All the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2001.

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

    Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. We estimate that as of June 30, 2001, of the approximately $86.3 million in net proceeds from the initial public offering, $13.0 million was used for a payment to America Online under our directory services agreement with America Online and approximately $11.6 million was used for working capital purposes, of which, approximately $2.8 million was for the purchase of fixed assets. As of June 30, 2001, we have invested the remaining net proceeds in short-term, interest-bearing investment-grade securities.

Item 4. - Submission of Matters to a Vote of Security Holders

On May 16, 2001, the Company held its 2001 Annual Meeting of Stockholders. At the meeting, the votes cast for each matter presented to the Company's stockholders were as follows:

1. Election of Class I directors to serve for the ensuing three years and until their respective successors are elected and qualified.

                                        For        Withheld
    (i) William P. Ferry            22,452,738      179,424
    (ii) Robert M. Wadsworth        22,609,478       22,684


2. Approval of the continuance of and amendment to the Company's 1999 Stock Incentive Plan, increasing from 1,875,000 to 2,775,000 the number of shares of common stock authorized for issuance under that plan.

    For:            20,755,943
    Against:         1,864,367
    Abstain:            11,852

3. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the current year.

    For:            22,524,454
    Against:           101,608
    Abstain:             6,100

Item 6. - Exhibits and Reports on Form 8-K:

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

    b.   Reports on Form 8-K.

    We did not file a current report on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SWITCHBOARD INCORPORATED


                                         By:/s/ Ari S. Milstein
                                            -------------------
                                            Ari S. Milstein
                                            Vice President of Finance and
                                            Acting Financial Accounting Officer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)

Date: August 8, 2001

                                  EXHIBIT INDEX

No exhibits are filed with this Quarterly Report on Form 10-Q.