Form 10-Q
period 2001-09-30
SWITCHBOARD INC
filed 2001-11-14
CIK 1085223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarterly period ended September 30, 2001

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

       Registrant's Telephone Number, Including Area Code: (508) 898-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares Outstanding as of
             Title of Class                           October 31, 2001
            -----------------                         -----------------
   Common Stock, par value $0.01 per share               18,253,465

                           FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by Switchboard in this Quarterly Report on Form 10-Q represent Switchboard's estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future, we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

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

                            SWITCHBOARD INCORPORATED

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I - Financial Information

Item 1. -- Financial Statements

   Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000........................   4

   Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001
       and 2000 (Unaudited)......................................................................................   5

   Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001
       and 2000 (Unaudited)......................................................................................   6

   Notes to Consolidated Financial Statements....................................................................   7

Item  2. -- Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................................................  10

Item  3. -- Quantitative and Qualitative Disclosures About Market Risk...........................................  22

PART II - Other Information

Item 2. -- Changes in Securities and Use of Proceeds.............................................................  23

Item 4. -- Submission of Matters to a Vote of Security Holders...................................................  23

Item 5. -- Other Information.....................................................................................  23

Item 6. -- Exhibits and Reports on Form 8-K......................................................................  23

Signatures.......................................................................................................  25

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30, 2001     December 31, 2000
                                                                      ------------------     -----------------
Assets:                                                                      (Unaudited)
Cash and cash equivalents                                                    $ 5,808,480           $18,772,468
Restricted cash - compensating balance (Note 7)                                  959,304                     -
Short-term investments                                                        55,650,526            51,997,341
Accounts receivable, net of allowance of $350,703 and $401,878,
  respectively                                                                 1,687,743             5,571,654
Unbilled receivables                                                           2,808,436             1,577,101
Pre-payment related to Directory Services Agreement, current portion           6,500,000             6,500,000
Other current assets                                                           3,076,021               699,715
                                                                             -----------           -----------
     Total current assets                                                     76,490,510            85,118,279

Property and equipment, net                                                    2,432,074             1,428,893
Other assets, net                                                              6,335,416            12,010,111
                                                                             -----------           -----------
Total assets                                                                 $85,258,000           $98,557,283
                                                                             ===========           ===========

Liabilities and stockholders' equity:
Accounts payable                                                              $2,152,784            $1,287,939
Accrued expenses                                                               3,393,929             3,027,188
Deferred revenue                                                               1,067,262             1,512,182
Payable related to acquisition, current portion                                2,000,000                     -
Capital lease, current portion                                                   377,968                     -
                                                                             -----------           -----------
     Total current liabilities                                                 8,991,943             5,827,309

Commitments and contingencies
Payable related to acquisition                                                         -             2,000,000
Capital lease                                                                    609,666                     -
                                                                             -----------           -----------
     Total liabilities                                                         9,601,609             7,827,309

Stockholders' equity:
Series E special voting preferred stock; one share authorized and
designated; one share issued and outstanding                                           -                     -

Common stock, $0.01 par value; authorized 85,000,000 shares;
  issued and outstanding 25,742,025 and 25,633,614 shares,
  respectively                                                                   257,420               256,336
Additional paid-in capital                                                   182,915,393           182,341,816
Accumulated other comprehensive income                                         1,101,685               368,384
Unearned compensation                                                           (382,071)                    -
Contribution receivable                                                      (44,827,720)          (54,204,319)
Accumulated deficit                                                          (63,408,316)          (38,032,243)
                                                                             -----------           -----------
     Total stockholders' equity                                               75,656,391            90,729,974
                                                                             -----------           -----------
Total liabilities and stockholders' equity                                   $85,258,000           $98,557,283
                                                                             ===========           ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three months ended September 30,    Nine months ended September 30,
                                            2001            2000               2001           2000
                                       ------------     -----------       ------------   ------------
 Total revenue                           $3,171,151      $5,699,510        $12,239,817    $14,283,944

 Cost of revenue                            853,174         850,814          2,543,481      2,521,110
                                       ------------     -----------       ------------   ------------
 Gross profit                             2,317,977       4,848,696          9,696,336     11,762,834

 Operating expenses:
 -------------------
 Sales and marketing                     10,503,446       6,715,235         23,649,716     20,976,386
 Product development                      1,797,389         936,067          4,797,078      2,421,065
 General and administrative               1,153,834         838,782          3,093,226      2,167,597
 Amortization of intangibles and
 other assets                             1,997,040         352,166          6,103,198        979,389
                                       ------------     -----------       ------------   ------------
      Total operating expenses           15,451,709       8,842,250         37,643,218     26,544,437
                                       ------------     -----------       ------------   ------------
 Loss from operations                   (13,133,732)     (3,993,554)       (27,946,882)   (14,781,603)

 Other income (expense):
 -----------------------
 Interest income, net                       785,020       1,489,742          2,743,495      3,172,260
 Loss on disposal of fixed assets                 -               -          (172,686)              -
                                       ------------     -----------       ------------   ------------
      Total other income (expense)          785,020       1,489,742          2,570,809      3,172,260
                                       ------------     -----------       ------------   ------------
 Net loss                               (12,348,712)     (2,503,812)       (25,376,073)   (11,609,343)

 Accrued dividends for preferred
 stockholders                                     -               -                  -        270,615
                                       ------------     -----------       ------------   ------------
 Net loss attributable to common
 stockholders                          $(12,348,712)    $(2,503,812)      $(25,376,073)  $(11,879,958)
                                       ============     ===========       ============   ============
 Basic and diluted net loss per
 share                                       $(0.48)         $(0.10)            $(0.99)        $(0.53)
                                       ============     ===========       ============   ============

 Shares used in computing basic
 and diluted net loss per share          25,726,684      24,661,948         25,699,638     22,286,884

    The accompanying notes are an integral part of the consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                      2001           2000
                                                                                 ------------   ------------
Cash flows from operating activities:
  Net loss                                                                       $(25,376,073)  $(11,609,343)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  1,999,760        890,542
     Amortization of unearned compensation                                             54,389              -
     Loss on disposal of property and equipment                                       172,686              -
     Non-cash advertising and promotion expense                                     9,376,599      8,794,357
     Provision for doubtful accounts                                                  847,915        251,144
     Expense related to warrant grants                                                      -        552,306

     Changes in operating assets and liabilities:
       Accounts receivable                                                          3,035,995     (2,213,783)
       Unbilled receivables                                                        (1,231,336)      (706,906)
       Other current assets                                                        (2,376,306)      (687,131)
       Other assets                                                                 4,575,886        158,536
       Accounts payable                                                               864,844        395,534
       Accrued expenses                                                               366,744        358,811
       Deferred revenue                                                              (444,920)       384,785
                                                                                 ------------   ------------
         Net cash used in operating activities                                     (8,133,817)    (3,431,148)

Cash flows from investing activities:
    Purchases of property and equipment                                            (2,076,818)      (723,291)
    Restricted cash                                                                  (959,304)             -
    Purchases of short term investments, net                                       (2,919,884)   (47,868,288)
                                                                                 ------------   ------------
         Net cash used in investing activities                                     (5,956,006)   (48,591,579)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                      138,201     86,927,107
     Payments on notes payable                                                       (113,018)      (627,958)
     Proceeds from sale and leaseback transaction                                   1,100,652              -
                                                                                 ------------   ------------
         Net cash provided by financing activities                                  1,125,835     86,299,149

Net (decrease) increase in cash and cash equivalents                              (12,963,988)    34,276,422

Cash and cash equivalents at beginning of period                                   18,772,468      3,604,551
                                                                                 ------------   ------------
Cash and cash equivalents at end of period                                         $5,808,480    $37,880,973
                                                                                 ============   ============

Supplemental statement of non-cash financing activity:
   Conversion of redeemable preferred stock into common stock                                    $16,319,570
   Unrealized gain/(loss) on short term investments                                  $733,301    $(1,789,789)

    The accompanying notes are an integral part of the consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

    Switchboard Incorporated, a Delaware corporation (the "Company"), commenced operations in February 1996. From the Company's inception (February 19, 1996) until March 7, 2000, the Company was a unit and later a subsidiary of ePresence, Inc. (formerly Banyan Worldwide, "ePresence"). As of September 30, 2001, ePresence beneficially owned approximately 38.1% of the Company's common stock (see Note 10). The Company is a provider of directory technology and Nearbuy(SM) solutions, an integrated suite of products and services promoting local business across a full range of Internet and wireless platforms. Its Web site, Switchboard.com, offers a broad range of functions, content and services including yellow and white pages, product searching and interactive maps and driving directions. The Company offers its users local information about people and businesses across the United States and Canada. The Company's online network provides local merchants with a way to get their businesses represented online and facilitates commerce by connecting local merchants with consumers. The Company operates in one business segment.

2. Basis of Presentation

    The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, that in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of future financial results.

    Investors should read these interim financial statements in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.

3. Net Loss per Share

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Net loss used in the calculation is increased by the accrued dividends for the preferred stock outstanding in each period. Diluted net loss per share does not differ from basic net loss per share, since potential common shares from conversion of preferred stock, stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. As of September 30, 2001 and 2000, options to purchase 4,550,480 and 3,097,230 shares of common stock, preferred stock convertible into one and one share of common stock and warrants to purchase 1,451,937 and 1,751,937 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. An aggregate of 3,552,421 shares of preferred stock converted into common stock automatically on March 7, 2000, upon the closing of the Company's initial public offering.

4. Concurrent Transactions

    The Company had advertising barter transactions totaling $180,000 and $655,700, or 5.7% and 5.4% of revenues, for the three- and nine-month periods ended September 30, 2001, respectively. The Company had barter transactions totaling $75,000 and $275,000 or 1.3% and 1.9% of revenues, for the three- and nine-month periods ended September 30, 2000, respectively. Barter transactions consist of transactions in which the Company received promotion in exchange for promotion on its Web site. Revenue from advertising barter has been valued based on similar cash transactions, which have occurred within six months prior to the date of the barter transaction. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. In the year ended December 31, 2000, the Company entered into advertising barter and non-monetary transactions. Non-monetary transactions are those in which the Company received or will receive certain marketing assets in exchange for promotion on the Company's Web site or through direct e-mail distributions. In connection with advertising barter and other non-monetary transactions, the Company recorded expense of $545,004 and $2,876,191 in the three and nine months ended September 30, 2001, respectively, and $75,000 and $275,000 in the three and nine months ended September 30, 2000, respectively.

5. Comprehensive Loss

    Other comprehensive loss includes unrealized gains or losses on the Company's available-for-sale investments.

                                                                 Nine Months Ended September 30,
                                                                ---------------------------------
                                                                     2001                2000
                                                                -------------       -------------
Net loss                                                        $(25,376,073)       $(11,609,343)
Other comprehensive income:
   Unrealized gain (loss) on investments                             733,301          (1,789,789)
                                                                -------------       -------------
Comprehensive loss                                              $(24,642,772)       $(13,399,132)
                                                                =============       =============

6. Advertising Expense

    Advertising costs are expensed as incurred. For the three and nine months ended September 30, 2001, advertising expenses totaled $7,551,089 and $15,508,421, of which $5,649,222 and $9,376,599, respectively, consisted of non-cash expense attributable to advertising provided to the Company by Viacom Inc. ("Viacom") under the Company's advertising and promotion agreement with Viacom. For the three and nine months ended September 30, 2000, advertising expenses totaled $3,017,042 and $12,347,869, of which $950,477 and $8,794,357, respectively, consisted of non-cash expense attributable to advertising provided to the Company by Viacom (see Note 10).

7. Capital Lease

    In March 2001, the Company entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation under which the Company may lease up to $3.0 million of equipment. Under the agreement, the Company will lease computer equipment over a three-year period ending on June 28, 2004. As of September 30, 2001, the Company has utilized $1,100,652 of this lease facility. Upon the expiration of the lease, the Company has the option to purchase the leased assets for one dollar. The agreement has an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, the Company is required to maintain on deposit with Fleet National Bank a compensating balance, restricted as to use. The compensating balance is adjusted on a quarterly basis to an amount equal to the principal outstanding under the lease. As of September 30, 2001, the Company recorded $959,304 as restricted cash. The Company has accounted for the transaction as a capital lease.

8. Related Party

    In December 2000, the Company entered into a directory and local advertising platform services agreement with a related party, who is also a stockholder of the Company. Net revenue recognized from this customer was $733,252 and $2,270,690, or 23.1% and 18.6% of revenue for the three and nine months ended September 30, 2001. Amounts due from this customer included in accounts receivable at September 30, 2001 and December 31, 2000 were $639,112 and $200,000, respectively, and unbilled receivables for the period ended September 30, 2001 were $1,013,781.

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

10. Subsequent Events

    In August 2001, the Company entered into a restructuring agreement with Viacom, under which, among other things, the Company agreed to terminate its right to the placement of advertising on Viacom's CBS properties with an expected net present value of approximately $44.5 million in exchange for, primarily, the reconveyance by Viacom to the Company of approximately 7.5 million shares of the Company's common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of the Company's common stock and the reconveyance to the Company of the one outstanding share of the Company's series E special voting preferred stock. In addition, as part of the restructuring of the Company's relationship with Viacom, its license to use specified CBS trademarks will terminate on a date no later than three months after the closing of the transactions contemplated by the Company's restructuring agreement with Viacom and ePresence, Inc.

    On October 26, 2001, the Company obtained approval for the restructuring agreement by its stockholders and closed the transactions contemplated by the restructuring agreement. At the closing, the two individuals who had been elected directors by Viacom pursuant to Viacom's rights as the holder of the Company's special voting preferred stock resigned as directors of the Company. Due to the reduction in the number of outstanding shares of the Company's stock associated with the closing, ePresence, Inc. became the Company's majority stockholder, beneficially owning approximately 54% of the Company's outstanding stock.

    In connection with the termination of its advertising and promotion agreement with Viacom, the Company will report a one-time, non-cash accounting loss equal to approximately $22.2 million in the fourth quarter of this year, which will be reported as other income and expense in the Company's statement of operations. The non-cash accounting loss results from the difference between the net present value of the Company's remaining advertising rights with Viacom, which were terminated, and the value of the shares of the Company's common and preferred stock reconveyed and the warrants cancelled.

    In addition, in October 2001, the Company announced a restructuring of its operations. As a result of the restructuring, the Company expects to record a pre-tax restructuring charge of approximately $5.0 million to $7.0 million in the three months ending December 31, 2001. The restructuring charge will provide for certain facility closures, asset impairments and infrastructure actions.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock" commencing on page 14, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. See "Forward-Looking Statements".

OVERVIEW

    Beginning in February 1996 when we commenced operations, we derived our revenue principally from the sale of banner and site sponsorship advertising. We now primarily derive revenue from our local merchant network, which includes revenue previously classified as merchant services and licensing and syndication.

    Local merchant network revenue includes revenue from activities in which we run trademark and display ads in our yellow pages directory, build Web sites for local merchants, host Web sites on our servers, and send related direct electronic mail-based promotions. Local merchant network revenue also includes revenue from various syndication and licensing agreements with our merchant network partners. These agreements involve engineering work to integrate our products and services with a customer's site and brand, as well as license fees. We recognize revenue from the creation and hosting of display ads and Web sites on a monthly basis as services are provided. We recognize revenue from direct electronic mail-based promotions in the period in which the service is provided. We recognize the fees and related costs under syndication and licensing agreements ratably over the term of the agreement. During the three and nine months ended September 30, 2001, approximately 77% and 59% of our revenue was derived from our local merchant network. We expect that in future periods our merchant services revenue will increase as a percentage of total revenue.

    We also generate revenue from the sale of banner and site sponsorship advertising revenue, which is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions, cost per click basis or other performance based criteria. We recognize revenue from banner and site sponsorship advertising upon delivery of services. During the three and nine months ended September 30, 2001, approximately 23% and 41% of our revenue was derived from the sale of banner and site sponsorship advertising, respectively. We expect that in future periods our banner and site sponsorship advertising revenue will decrease as a percentage of total revenue.

    Our cost of revenue consists primarily of expenses paid to third parties under data licensing and Web site creation and hosting agreements, as well as other direct expenses incurred to maintain the operations of our Web site. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, and costs of running our data centers, which include rent and utilities. We anticipate that our cost of revenue will increase in absolute dollars in the future as a result of hiring additional employees and purchasing additional equipment and outside services. Cost of revenue as a percentage of revenue has varied in the past, primarily as a result of fluctuations in our Web site traffic, resulting in associated changes in variable costs and, to a lesser extent, the cost of third-party content and technology, as well as the amount of revenue recognized in the period. We expect that in future periods our cost of revenue, as a percentage of revenue, will decrease.

    Our sales and marketing expense consists primarily of costs associated with Web site promotion, third-party revenue share costs, advertising and creative production expenses, employee salaries and benefits, public relations, market research, provision for bad debts and a pro rata share of occupancy and information system expenses. A significant portion of our Web site promotion costs have resulted from non-cash advertising expenses attributable to advertising provided to us by Viacom Inc. under our advertising and promotion agreement with Viacom. In August 2001, we entered into a restructuring agreement with Viacom, under which, among other things, we agreed to terminate our right to the placement of advertising on Viacom's CBS properties with an expected net present value of approximately $44.5 million in exchange for, primarily, the reconveyance by Viacom to us of approximately 7.5 million shares of our capital stock and the cancellation of warrants held by Viacom to purchase 533,469 shares of our common stock. On October 26, 2001, we obtained approval for the restructuring agreement by our shareholders and closed the transactions contemplated by the restructuring agreement. As a result of the restructuring of our relationship with Viacom, we anticipate sales and marketing expenses to decrease in both absolute dollars and as a percentage of revenue in future periods.

    Our product development expense consists primarily of employee salaries and benefits, fees for outside consultants, and related costs associated with the development of new services and features on our Web site, the enhancement of existing products, quality assurance, testing, documentation and a portion of occupancy and information system expenses based on employee headcount. We expect product development expense to increase in absolute dollars but decrease as a percentage of revenue in the future as we develop new directory technology, maintain and upgrade our Web site and introduce new services and enhancements to our local merchant network.

    Our general and administrative expense consists primarily of employee salaries and benefits and other personnel-related costs for executive and financial personnel, as well as legal, insurance and accounting costs, and a portion of occupancy and information system expenses based on employee headcount. We expect that our general and administrative expense will increase in absolute dollars but decrease as a percentage of revenue in future periods.

    Our amortization of intangibles and other assets consists primarily of the amortization of the value of stock we issued and cash we paid to America Online, Inc., a subsidiary of AOL Time Warner Inc., in December 2000. In addition, amortization of intangibles and other assets also includes the amortization of goodwill resulting from our acquisition of Envenue, Inc. in November 2000 and the amortization of other long-term assets.

    As a result of our restructuring agreement with Viacom, we will report a one-time, non-cash accounting loss related to the October 2001 termination of our advertising and promotion agreement with Viacom equal to approximately $22.2 million through other income and expense within our statement of operations for the fourth quarter of this year. In addition, as part of the restructuring of our relationship with Viacom, our license to use specified CBS trademarks, will terminate on a date no later than three months after the October 26, 2001 closing of the transactions contemplated by our restructuring agreement with Viacom and ePresence, Inc.

    We have experienced substantial net losses since our inception. As of September 30, 2001, we had an accumulated deficit of $63.4 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Web site and the establishment of our corporate infrastructure and organization. To date, we have made no provision for income taxes.


RESULTS OF OPERATIONS

THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001

    Revenue. Revenue decreased to $3.2 million and $12.2 million for the three- and nine-month periods ended September 30, 2001, from $5.7 million and $14.3 million for the comparable periods in 2000. The decrease of $2.5 million in the three-month period ended September 30, 2001, when compared to the corresponding period in 2000, consisted of decreases in both local merchant network revenue and a decrease in national advertising revenue. The decrease of $2.0 million in the nine-month period ended September 30, when compared to the corresponding period in 2000, consisted primarily of a decrease in national advertising revenue, offset in part by an increase in local merchant network revenue. The decreases in national advertising revenue in both the three and nine months ended September 30, 2001, when compared to the corresponding periods in 2000, were primarily due to a decrease in the number of advertisers on our site. The decrease in local merchant network revenue in the three months ended September 30, 2001 was due primarily to a decrease in revenue from direct electronic mail-based promotions, offset in part by an increase in revenue from our licensing and syndication partners, as well as increased membership in our local merchant network. The local merchant network revenue increase for the nine months ended September 30, 2001, when compared to the corresponding periods in 2000, was due primarily to an increase in revenue from yellow pages advertising, and to a lesser extent, increased revenue from our syndication and licensing partners. Barter revenue, in which we received promotion in exchange for promotion on our Web site, was 5.7% and 5.4% of total revenue for the three and nine months ended September 30, 2001, respectively, compared with 1.3% and 1.9% for the corresponding periods in 2000.

    Cost of revenue. Cost of revenue was $853,000, or 26.9% of revenue, and $2.5 million, or 20.8% of revenue, for the three and nine months ended September 30, 2001, compared with $851,000, or 14.9% of revenue, and $2.5 million, or 17.6% of revenue, for the three and nine months ended September 30, 2000, respectively. While cost of revenue in absolute dollars remained flat, there were increases in equipment related expenses incurred to support our local merchant network partners and employee salaries and benefits, offset by decreases in amortization of acquired data and technology, and third party services related primarily to direct electronic mail-based promotions. The percentage increases in cost of revenue for the three and nine months ended September 30, 2001, when compared to the corresponding periods in 2000, were primarily due to decreases in revenue, as relatively fixed expenses were absorbed over a lower revenue base.

    Gross profit. Gross profit decreased to $2.3 million and $9.7 million for the three and nine months ended September 30, 2001 from $4.8 million and $11.8 million for the corresponding periods in 2000. As a percentage of revenue, gross profit for the three and nine months ended September 30, 2001 decreased to 73.1% and 79.2% from 85.1% and 82.4% for the corresponding periods in 2000, respectively. The decreases in both gross profit dollars and percentage were primarily the result of lower revenue.

    Sales and marketing. Sales and marketing expense increased to $10.5 million and $23.6 million for the three and nine months ended September 30, 2001 compared with $6.7 million and $21.0 million for the corresponding periods in 2000. The increases of $3.8 million and $2.7 million for the three and nine months ended September 30, 2001 were primarily related to increases in the non-cash advertising expense attributable to advertising provided to us by Viacom under our advertising and promotion agreement with Viacom, employee salaries and benefits and an increase in the provision for doubtful accounts, which we have reclassified as a sales and marketing expense, offset in part by decreases in merchant services program expenses and public relations. As part of our October 2001 restructuring of our relationship with Viacom, our advertising and promotion agreement with Viacom, including our remaining rights to the placement of advertising on Viacom's CBS properties, was terminated. As a percentage of revenue, sales and marketing expenses were 331.2% and 193.2% for the three and nine months ended September 30, 2001 compared with 117.8% and 146.9% for the corresponding periods in 2000.

    Product development. Product development expense increased to $1.8 million and $4.8 million for the three and nine months ended September 30, 2001 compared with $936,000 and $2.4 million for the corresponding periods in 2000. The increases of $861,000 and $2.4 million for the three and nine months ended September 30, 2001 were primarily due to increases in salaries and benefits associated with new personnel, outside consulting expenses, depreciation and costs associated with additional leased facilities, offset in part by the capitalization of deferred project costs related to our directory services agreement with America Online. As a percentage of revenue, product development expenses were 56.7% and 39.2% for the three and nine months ended September 30, 2001 compared with 16.4% and 16.9% for the corresponding periods in 2000.

    General and administrative. General and administrative expense increased to $1.2 million and $3.1 million for the three and nine months ended September 30, 2001, as compared to $839,000 and $2.2 million for the corresponding periods in 2000. The increases of $315,000 and $926,000 for the three and nine months ended September 30, 2001 were primarily due to increases in professional services and salaries and benefits associated with new personnel. As a percentage of revenue, general and administrative expenses were 36.4% and 25.3% for the three and nine months ended September 30, 2001 compared with 14.7% and 15.2% for the corresponding periods in 2000.

    Amortization of intangibles and other assets. Amortization of intangibles and other assets increased to $2.0 million and $6.1 million for the three and nine months ended September 30, 2001 as compared to $352,000 and $979,000 for the three and nine months ended September 30, 2000. The increases were due primarily to increases in amortization of the value of stock issued and cash paid to America Online related to the directory services agreement we entered into with America Online in December 2000 and amortization of goodwill resulting from our acquisition of Envenue in November 2000. These increases were offset in part by decreases in expenses resulting from warrants issued as part of a distribution agreement and the amortization of third party technology.

    Other income (expense) net. Other income was $785,000 and $2.6 million for the three and nine months ended September 30, 2001 as compared to $1.5 million and $3.2 million for the corresponding periods in 2000. The decrease in other income in the three months ended September 30, 2001, when compared to the corresponding period in 2000, was due primarily to a decrease in interest income earned as a result of lower available funds for investment. The decrease in other income in the nine months ended September 30, 2001, when compared to the corresponding period in 2000, was due primarily to a decrease in interest income earned as a result of lower available funds for investment and an increase in losses on disposal of fixed assets.

    Net loss. Our net loss increased to $12.3 million and $25.4 million for the three and nine months ended September 30, 2001, from $2.5 million and $11.6 million for the corresponding periods in 2000. As of September 30, 2001, our accumulated deficit totaled $63.4 million.


LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2001, we had cash and cash equivalents totaling $5.8 million. We also had short-term investments valued at $55.6 million and restricted cash of $1.0 million, comprising a total of $62.4 million in cash and marketable securities.

    Net cash used for operating activities for the nine months ended September 30, 2001 was $8.1 million, primarily due to a net loss of $25.4 million, an increase in other current assets of $2.4 million and an increase in unbilled receivables of $1.2 million, offset in part by non-cash advertising expenses attributable to advertising provided to us by Viacom under our advertising and promotion agreement with Viacom of $9.4 million, a decrease in other assets of $4.6 million, depreciation and amortization of $2.0 million, a decrease in accounts receivable of $3.0 million and a increase in accounts payable of $865,000. Under our directory services agreement with America Online, we paid $13.0 million to America Online in December 2000, and expect to pay to America Online an additional $13.0 million under a schedule that will end no later than March 11, 2002.

    Net cash used for investing activities for the nine months ended September 30, 2001 was $6.0 million. Investing activities for the period were primarily related to net purchases of short-term investments of $2.9 million, purchases of property and equipment of $2.1 million, and restricted cash of $1.0 million associated with our computer equipment sale-leaseback agreement with Fleet Capital Corporation ("Fleet").

    Net cash provided by financing activities for the nine months ended September 30, 2001 was $1.1 million, primarily due to the proceeds from a computer equipment sale-leaseback transaction of $1.1 million. In March 2001, we entered into a computer equipment sale-leaseback agreement with Fleet under which we may lease up to $3.0 million of equipment, with an estimated effective annual percentage rate of approximately 7.9%.

    Since our inception, we have significantly increased our operating expenses. We anticipate that we will continue to experience increases in our operating expenses through at least the remainder of 2001, and that our operating expenses and capital expenditures may constitute a material use of our cash resources. We expect to incur additional expenditures in the quarter ended December 31, 2001 resulting from the restructuring of our operations announced in October of 2001, which will be offset in part by the resulting decreases in operating expenses. We also may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that the funds currently available will be sufficient to meet our anticipated cash requirements to fund operations for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain credit facilities. However, there can be no assurance that we would be successful in obtaining additional funding on terms acceptable to us or at all. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders.

FACTORS AFFECTING OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF
STOCK

    We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF INCURRING NET LOSSES, WE EXPECT OUR NET LOSSES TO CONTINUE AT LEAST THROUGH THE REMAINDER OF 2001 AND WE MAY NEVER ACHIEVE PROFITABILITY

    We have incurred significant net losses in each fiscal quarter since our inception. From inception to September 30, 2001, we have incurred net losses totaling $63.4 million. We expect to continue to incur net losses and negative cash flows for the year ending December 31, 2001 as we continue to develop and enhance the Switchboard technology, as well as marketing these enhancementments to expand our service offerings. As a result, we will need to generate significant additional revenue to achieve profitability. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

OUR LIMITED OPERATING HISTORY AS A STAND-ALONE COMPANY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND OUR ABILITY TO ADDRESS THE RISKS AND UNCERTAINTIES THAT WE FACE

    We have only a limited operating history on which you can evaluate our business and prospects. Since commencing operations in 1996 and prior to our initial public offering in 2000, we had been a subsidiary of ePresence, formerly known as Banyan Worldwide. As of October 2001 and the closing of the transactions contemplated by our restructuring agreement with Viacom and ePresence, we are again a majority-owned subsidiary of ePresence; however, we do not anticipate that the change in ePresence's ownership interest of us will lead it to increase its support, financial or otherwise, of us. Consequently, we have a limited operating history as a stand-alone company and limited experience in addressing various business challenges without the support of a corporate parent. We may not successfully address the risks and uncertainties which confront stand-alone companies, particularly companies in new and rapidly evolving markets such as ours.

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

    Factors that may cause our results of operations to fluctuate include:

  * the expected non-cash accounting loss of approximately $22.2 million resulting from the restructuring of our relationship with Viacom, which will be recorded in the three months ended December 31, 2001;
  * the elimination of non-cash advertising expense we incur as a result of the restructuring of our relationship with Viacom;
  * the expected one-time restructuring charge of approximately $5.0 to $7.0 million to be recorded in the three months ended December 31, 2001;
  * the addition or loss of relationships with third parties that are our source of new merchants or that license our services for use on their own Web sites;
  * our ability to attract and retain consumers, local merchants, and national advertisers to our Web site;
  * the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;

  * technical difficulties or failures affecting our systems or the Internet in general;
  * the cost of acquiring, and the availability of, content, including directory information and maps; and
  * the fact that our expenses are partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short term.

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

    Our model for conducting business is unproven and may not succeed. Because we provide many services on our Web site to consumers at no charge, our business model depends upon our ability to generate revenue from:

  * Yellow Pages display advertising;
  * Licensing of our services to third parties for use on their Web sites;
  * Web site design, construction, hosting, and other additional services provided to local merchants; and
  * Banner and site sponsorship advertising fees.

    We may not be able to generate sufficient revenue to cover the cost of the content and services that we provide to consumers at no charge.

IF THE DIRECTORY SERVICES AGREEMENT WE ENTERED INTO WITH AMERICA ONLINE, INC., A SUBSIDIARY OF AOL TIME WARNER, INC., IS NOT SUCCESSFUL, IT COULD HAVE A MATERIALLY NEGATIVE AFFECT ON OUR RESULTS OF OPERATIONS

    The directory services agreement we entered into with America Online may not generate anticipated revenues or other benefits, or may be prematurely terminated or otherwise fail to be successful. Local merchants may not view the alliance as an effective advertising vehicle for their products and services. Even if the directory services agreement is not successful, America Online may not have to return any of the consideration, including cash and stock, which we have paid to America Online, and we may have continuing contractual and other financial obligations to America Online under the agreement.

WE DEPEND ON STRATEGIC ALLIANCES WITH THIRD PARTIES TO GROW OUR BUSINESS AND OUR BUSINESS MAY NOT GROW IF THE STRATEGIC ALLIANCES UPON WHICH WE DEPEND FAIL TO PRODUCE THE EXPECTED BENEFITS OR ARE TERMINATED

    Our business depends upon our ability to maintain and benefit from our existing strategic alliances and to establish additional strategic alliances. For our business to be successful, we must expand our local merchant network and generate significant revenue from that initiative. The success of our local merchant network depends in substantial part upon our ability to access a broad base of local merchants. The local merchant base is highly fragmented. Local merchants are difficult to contact efficiently and cost-effectively. Consequently, we depend on alliances with channel partners to provide us with local merchant contacts and to provide billing and other administrative services relating to our local merchant services. The termination of any strategic relationship with a channel partner would significantly impair our ability to attract potential local merchant customers and deliver our local merchant services to our current customers. Furthermore, we cannot be certain that we will be able to develop or maintain relationships with new channel partners on terms acceptable to us or at all.

    In addition to our relationship with AOL and our existing relationships with merchant aggregators, we have entered into relationships with syndication customers and third-party content providers. These parties may not perform their contractual obligations to us and, if they do not, we may not be able to require them to do so. Some of our strategic relationships may be terminated by either party on short notice.

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

THE ATTRACTIVENESS OF OUR SERVICES WOULD DIMINISH IF WE ARE NOT ABLE TO LICENSE ACCURATE DATABASE INFORMATION FROM THIRD-PARTY CONTENT PROVIDERS

    We principally rely upon single third-party sources to provide us with our business and residential listings data, e-mail data, and mapping data. The loss of any one of these sources or the inability of any of these sources to collect their data could significantly and adversely affect our ability to provide information to consumers. Although other sources of database information exist, we may not be able to integrate data from these sources into our database systems in a timely, cost-effective manner, or without an inordinate disruption of internal engineering resources. Other sources of data may not be offered on terms acceptable to us. Moreover, the rapid consolidation being experienced by Internet-related businesses could reduce the number of content providers with which we could form relationships.

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

EPRESENCE'S MAJORITY OWNERSHIP INTEREST IN US WILL PERMIT EPRESENCE TO CONTROL MATTERS SUBMITTED FOR APPROVAL OF OUR STOCKHOLDERS, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL OR DEPRESS OUR STOCK PRICE

    As of October 26, 2001, the closing date for our restructuring agreement with Viacom, ePresence beneficially owned approximately 54% of our common stock. Based upon this majority interest in us, ePresence is generally able to control all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. Presently, three of the six members of our board of directors are officers or directors of ePresence. ePresence's control over us could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a more optimal return on investment. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us.

    ePresence may elect to sell all or a substantial portion of its capital stock to one or more third parties, in which case, a third party with whom we have no prior relationship could exercise the same degree of control over us as ePresence presently does.

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

IF WE DO NOT ATTRACT A LARGE NUMBER OF USERS TO OUR WEB SITE WHO HAVE DEMOGRAPHIC CHARACTERISTICS THAT ARE ATTRACTIVE TO ADVERTISERS, OUR ADVERTISING REVENUE WILL SUBSTANTIALLY DECLINE

    We previously derived a majority of our revenue from the sale of banner and site sponsorship advertisements. Although we are less reliant on this banner and site sponsorship revenue, as a percentage of revenue, it is still an important component of our total revenue. If we are unable to remain an attractive medium for advertising, our revenue will substantially decline. Our ability to remain an attractive medium for advertising will depend upon a number of factors, including the acceptance of our services by a large number of users who have demographic characteristics that are attractive to advertisers.

WE RELY ON A SMALL NUMBER OF ADVERTISING AND LOCAL MERCHANT SERVICES AGGREGATION CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

    We derive a substantial portion of our revenue from a small number of advertising and local merchant services aggregation customers. For the three and nine months ended September 30, 2001, revenue derived from our top ten customers accounted for approximately 59.3% and 67.7% of our total revenue, respectively. Additionally, revenue derived from one customer accounted for 23.1% of our total revenue in the three months ended September 30, 2001. Revenue derived from two customers accounted for 22.1% and 18.6% of our total revenue in the nine months ended September 30, 2001. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

IF WE DO NOT INTRODUCE NEW OR ENHANCED SERVICES ON OUR WEB SITE, WE MAY BE UNABLE TO ATTRACT AND RETAIN CONSUMERS, LOCAL MERCHANTS, AND ADVERTISERS, WHICH WOULD SIGNIFICANTLY IMPEDE OUR ABILITY TO GENERATE REVENUE

    We need to introduce new or enhanced services to attract and retain local merchants to our services, attract more consumers and advertisers to our Web site, and remain competitive. Our industry has been characterized by rapid technological change, changes in user and customer requirements and preferences, and frequent new product and service introductions embodying new technologies. These changes could render our Web site, technology and systems obsolete. If we do not periodically enhance our existing services, develop new services and technologies that address sophisticated and varied consumer needs, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis and address evolving customer preferences, our services may not be attractive to consumers, local merchants and advertisers, which would significantly impede our revenue growth. Any new product or service introduction not favorably received could damage our reputation and our brand. We may also experience difficulties that could delay or prevent us from introducing new services.

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

    We have limited experience in acquiring businesses and have very limited experience in acquiring complementary technologies. In May 1998, we acquired Maps On Us, and in November 2000, we acquired Envenue. In the future we may undertake additional acquisitions. Acquisitions, in general, involve numerous risks, including:

  * diversion of our management's attention;
  * future impairment of substantial goodwill, adversely affecting our reported results of operations;
  * inability to retain the management, key personnel and other employees of the acquired business;
  * inability to assimilate the operations, product, technologies and information systems of the acquired business with our business; and
  * inability to retain the acquired company's customers, affiliates, content providers and advertisers.

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

THE MARKETS FOR INTERNET CONTENT, SERVICES AND ADVERTISING ARE HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE SUCCESSFULLY WILL LIMIT OUR ABILITY TO INCREASE OR RETAIN OUR MARKET SHARE

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

WE MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE TO US, AND WHICH, IF AVAILABLE, MAY DILUTE YOUR OWNERSHIP INTEREST IN US

    We may need to raise additional funds through public or private equity or debt financings to:

  * develop new technology and upgrade current technology and data network infrastructure to comply with rapidly evolving industry standards;
  * pursue acquisitions or expansion opportunities in our consolidating markets;
  * develop new and expand current content and services to attract and retain consumers and local merchants;
  * expand our sales and marketing operations to increase their productivity; or
  * address additional general corporate needs.

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

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR TECHNOLOGY AND INFORMATION MAY BE USED BY OTHERS TO COMPETE AGAINST US

    We depend upon our internally developed and other proprietary technology. If we do not effectively protect our proprietary technology, others may become able to use it to compete against us. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate our proprietary technology or obtain and use information that we regard as proprietary. We may not be able to detect these or any other unauthorized uses of our intellectual property or take appropriate steps to enforce our proprietary rights. In addition, others could independently develop substantially equivalent intellectual property.

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

WE MAY EXPERIENCE DIFFICULTY ESTABLISHING THE SWITCHBOARD BRAND WITHOUT THE ABILITY TO USE VIACOM'S CBS TRADEMARKS

    We have used CBS trademarks in association with our own trademarks in our brand-building efforts since June 1999. Our use of those CBS trademarks may have been a significant contributing factor in establishing our brand. Our license to use the CBS trademarks will terminate on a date no later than three months from October 26, 2001, the date of the closing of the transactions contemplated by the restructuring agreement. Our efforts to maintain and further develop our brand may not be as effective since our trademarks are no longer associated with the CBS trademarks. Any harm to these efforts could have a material adverse effect on our business.

TERMINATION OF OUR AGREEMENTS WITH VIACOM MAY NEGATIVELY AFFECT OUR ADVERTISING INITIATIVES

    Upon the termination of the advertising and promotion agreement pursuant to the terms of the restructuring agreement, our advertising rights under the advertising and promotion agreement have terminated, including our right to order from Viacom advertising and promotion through June 2006 with an estimated net present value of $44.5 million. Therefore, we will no longer benefit from the large advertising resources previously available to us from Viacom at no cash cost, and will have to expend other resources to obtain advertising. We have limited experience in obtaining advertising outside the scope of our advertising and promotion agreement with Viacom. Advertising from third parties may be more costly, difficult to obtain or less effective than we anticipate.



                          RISKS RELATED TO THE INTERNET

IF THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING DOES NOT BECOME FULLY ESTABLISHED, THE GROWTH OF OUR BANNER AND SITE SPONSORSHIP ADVERTISING REVENUE WILL SUFFER

    Our future success depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 23.3% and 41.4% of our revenue from the sale of banner and site sponsorship advertisements during the three and nine months ended September 30, 2001, compared with 53.7% and 56.9% in the three and nine months ended September 30, 2000, respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

    These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. In addition, there are some software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software could significantly undermine the commercial viability of Internet advertising. If the market for Internet advertising fails to develop or develops more slowly than we expect, our advertising revenue will suffer.

    There are currently no generally accepted standards for the measurement of the effectiveness of Internet advertising. Standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. Our advertising customers may challenge or refuse to accept either our or third-party, measurements of advertisement delivery.

IF WE ARE SUED FOR CONTENT DISTRIBUTED THROUGH, OR LINKED TO BY, OUR WEB SITE, WE MAY BE REQUIRED TO SPEND SUBSTANTIAL RESOURCES TO DEFEND OURSELVES AND COULD BE REQUIRED TO PAY MONETARY DAMAGES

    We aggregate and distribute third party data over the Internet. In addition, third-party Web sites are accessible through our Web site. As a result, we could be subject to legal claims for defamation, negligence, intellectual property infringement and product or service liability. Other claims may be based on errors or false or misleading information provided on our Web site. Other claims may be based on links to sexually explicit Web sites and sexually explicit advertisements. We may need to expend substantial resources to investigate and defend these claims, regardless of whether we successfully defend against them. While we carry general business insurance, the amount of coverage we maintain may not be adequate. In addition, implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our content to users.

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

ACTS OF TERRORISM OR WAR GENERALLY OR UPON SWITCHBOARD OR PARTIES WITH WHOM SWITCHBOARD DOES BUSINESS AND RESPONSES TO ANY SUCH ACTS MAY MATERIALLY ADVERSELY AFFECT CONDITIONS RELATING TO THE UNITED STATES AND INTERNATIONAL ECONOMIES, THE INTERNET AND TECHNOLOGY INDUSTRIES AND SWITCHBOARD

    Switchboard's business, financial condition and results of operations are subject to and affected by forces and events affecting the Internet or technology industries and the United States and international economies. Acts of terrorism or war generally or upon Switchboard or parties with whom Switchboard does business may contribute to a deterioration in overall economic conditions and may directly or indirectly damage facilities or infrastructure, including the Internet, upon which Switchboard and parties with whom Switchboard does business rely. Acts of retaliation or increased security in response or in addition to any such acts of terrorism or war may exacerbate or themselves may contribute to such deterioration in overall economic conditions and damage to facilities and infrastructure. In addition, any acts of terrorism, war, retaliation or increased security may contribute to overall economic uncertainty which may delay decisions relating to Switchboard by parties with whom Switchboard now does, or in the future may do, business. On September 11, 2001, terrorists attacked the World Trade Center buildings in New York City and the Pentagon in the greater Washington, D.C. area. We have recently experienced delays in closing significant business transactions which may, in part, have resulted from the September 11 terrorist attacks. There can be no assurance that the September 11 terrorist attacks, any other such attacks or acts of war or any acts of retaliation or increased security will not materially and adversely affect Switchboard's business, financial condition or results of operations.


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

    All the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2001.

                          PART II -- OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     Not applicable.

(b)     Not applicable.

(c)     Not applicable.

(d) Use of Proceeds of Initial Public Offering

    On March 2, 2000, we made an initial public offering of up to 6,325,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-90013), which was declared effective by the Securities and Exchange Commission on March 1, 2000.

    Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. We estimate that as of September 30, 2001, of the approximately $86.3 million in net proceeds from the initial public offering, $13.0 million was used for a payment to America Online under our directory services agreement with America Online and approximately $16.2 million was used for working capital purposes, of which approximately $3.1 million was for the purchase of fixed assets. As of September 30, 2001, we have invested the remaining net proceeds in short-term, interest-bearing investment-grade securities.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26, 2001, Switchboard held a Special Meeting of Stockholders. At the meeting, the votes cast for the sole matter presented to the Switchboard's stockholders were as follows:

   To authorize and approve the restructuring agreement dated as of August 22, 2001 among Switchboard, Viacom Inc. and ePresence, Inc. and the transactions contemplated by the restructuring agreement.

         For:                      15,549,188
         Against:                      34,794
         Abstain:                         470
         Broker Non-Votes                   0

ITEM 5. - OTHER INFORMATION

    In October 2001, Robert Orlando joined Switchboard as Vice President and Chief Financial Officer. Prior to joining Switchboard, Mr. Orlando was the Chief Financial Officer and Treasurer for Virtual Ink Corporation in Boston, Massachusetts. From 1991 through 2000, Mr. Orlando was the Chief Financial Officer and Treasurer for Mathsoft, Inc. in Cambridge, Massachusetts. He also held financial management positions with Bitstream, Inc., Unicco Service Company, Orion Research, Inc. and Arthur Andersen LLP.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

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

    (b)   Reports on Form 8-K.

    On August 28, 2001, Switchboard filed a Current Report on Form 8-K dated August 22, 2001 for the purpose of filing under Item 5 (Other Events) with the Securities and Exchange Commission as an exhibit thereto the restructuring agreement dated as of August 22, 2001 among Switchboard, Viacom and ePresence.

    On November 5, 2001, Switchboard filed a Current Report on Form 8-K dated October 26, 2001 reporting under Item 1 (Changes in Control of Registrant) that a change in control of Switchboard occurred as a result of the October 26, 2001 closing of the transactions contemplated by the restructuring agreement dated as of August 22, 2001 among Switchboard, Viacom and ePresence.

                                   SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SWITCHBOARD INCORPORATED

                                  By:/s/ Robert Orlando
                                     ------------------
                                     Robert Orlando
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and Chief
                                     Accounting Officer)

Date: November 14, 2001

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   ----------------------------------------------------------------
10.1          Employment Agreement between Robert Orlando and the Registrant, dated September 20, 2001.
10.2 (1)      Amended and Restated Common Stock Purchase Warrant issued by the
              Registrant to Viacom Inc., dated June 30, 1999.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 26, 2001 and filed with the Securities and Exchange Commission on November 5, 2001.