Form 10-K
period 2001-12-31
SWITCHBOARD INC
filed 2002-03-29
CIK 1085223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.

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
         (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
          Incorporation or Organization)

                                120 FLANDERS ROAD
                          WESTBORO, MASSACHUSETTS 01581
              (Address and Zip Code of Principal Executive Offices)

        Registrant's telephone number, including area code: 508-898-8000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
                                (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 22, 2002, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $10,086,000 (reference is made to Part II, Item 5 of this Annual Report on Form 10-K for the statement of assumptions upon which this calculation is based).

On March 22, 2002, there were 18,334,276 shares of the Registrant's common stock outstanding. The Registrant has no shares of non-voting common stock authorized or outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders scheduled to be held on May 16, 2002 (the "2002 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, are incorporated by reference into
Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2002 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

                           FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Operating Results, Business Prospects and the Market Price of Our Stock" and elsewhere in this Annual Report on Form 10-K. We do not assume any obligations to update any of the forward-looking statements we make.

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

                                   TRADEMARKS

Switchboard, Ad Studio, MapsOnUs, My Corner, My Studio, SideClick, Think Outside the Book and What's Nearby are registered service marks of Switchboard

Incorporated. Deals Nearby, Envenue, It's the Yellow Pages. Electrified., Nearbuy, and Switchboard Matrix are service marks of Switchboard Incorporated. Other product, company or organization names cited in this Annual Report on Form 10-K may be service marks, trademarks or trade names of their respective companies or organizations.

                            SWITCHBAORD INCORPORATED
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

Part I
     Item 1:  Business.........................................................................  4
     Item 2:  Properties....................................................................... 10
     Item 3:  Legal Proceedings................................................................ 10
     Item 4:  Submission of Matters to a Vote of Security Holders.............................. 10
              Executive Officers of the Registrant............................................. 10
Part II
     Item 5:  Market for the Registrant's Common Equity and Related Stockholder Matters........ 11
     Item 6:  Selected Consolidated Financial Data............................................. 12
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations.................................................................... 13
     Item 7a. Quantitative and Qualitative Disclosures About Market Risks...................... 31
     Item 8.  Consolidated Financial Statements and Supplementary Data......................... 32
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure....................................................................... 58
Part III
     Item 10. Directors and Executive Officers of the Registrant............................... 58
     Item 11. Executive Compensation........................................................... 58
     Item 12. Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters...................................................... 58
     Item 13. Certain Relationships and Related Transactions................................... 58
Part IV.
     Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form
              8-K.............................................................................. 59
              Signatures....................................................................... 63

                                     PART I

ITEM 1. BUSINESS

                                   Our Company

     Switchboard is a leading provider of Web hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and "brick and mortar" merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location based searching, and interactive maps and driving directions. Our Web site, Switchboard.com, is a showcase for our technology and breadth of directory product offerings, and is a resource to consumers and businesses alike.

     Switchboard is a Delaware corporation, which commenced operations in February 1996. From our inception in February 1996 until March 2000, we had been a unit and later a subsidiary of ePresence, Inc. (formerly Banyan Worldwide). As of December 31, 2001, ePresence beneficially owned approximately 53.7% of our common stock. We operate in one business segment.

                             Our Market Opportunity

     For decades, the yellow pages has been a primary source of local directory information for individuals and businesses. The yellow pages are entrenched in our daily lives and can be found in substantially every home and office. According to the Kelsey Group ("Kelsey"), a global authority on local and personalized commerce intelligence, the yellow pages industry today serves an estimated $14 billion annual market. Kelsey reports that while most of that market still purchases yellow pages advertising in traditional printed form, the industry is experiencing a migration from paper to online. Approximately 10% of yellow pages directory inquiries were conducted online in 2001 compared to approximately 2% in 2000, according to Kelsey. Kelsey expects that the trend will continue with projections of 25% growth in annual Internet yellow pages traffic during the next several years. Kelsey further reports that the Internet yellow pages market is forecasted to reach $6 billion by 2006. We believe that as a leading provider of Web-based directory technology we are well positioned to capitalize on this opportunity through our network of current and future merchant network partners.

                                  Our Solution

     We believe we provide the only complete, end-to-end yellow pages platform available today for companies strategically focused on developing a successful online directory business under their own brands. Born out of the development of highly scalable proprietary database and search technology, and rich customer and advertising management tools, our comprehensive suite of products and services are fully integrated to meet the needs of our merchant network alliance partners, their merchant customers, and the millions of consumers across the country who use the Switchboard platform, through Switchboard.com and the Internet brands of our extensive network of partners, to locate business and residential information locally and nationally.

Merchant Network Alliance Partners - With a focus on an alliance-oriented
----------------------------------
scalable business model, our entire platform can be highly tuned, quickly and efficiently, to meet each alliance partner's unique business requirements, allowing them to cost-effectively develop and grow their online directory business.

Merchant Advertisers - With a focus on findability, we create a variety of
--------------------
advertising products that provide merchants with a Web presence that is highly targeted to ready-to-buy consumers looking for the products and services that those merchants offer.

Consumers - With a focus on user experience, we create simple user interfaces
---------
backed by sophisticated searching capabilities to deliver accurate results quickly and easily.

                                  Our Strategy

     Our business model is primarily based on receiving a fee from our merchant network alliance partners for businesses promoted in the directory platforms that we develop and deploy for those alliance partners. We believe our future growth is dependent upon our execution of the following strategies:

     * First, we intend to continue to invest in improving our technology and the functionality of our directory platform. Through the ongoing evolution of the directory platform, our alliance partners will continue to have access to products designed to allow them to deliver increasing value to their merchant customers.

     * Second, we intend to work with each of our alliance partners to grow their online base of merchant customers, by providing solid support, training and tools focused on permitting them to reliably sell and support hundreds of thousands of merchant customers with our technology.

     * Third, we intend to focus on continued channel growth, increasing the number of alliance partners using our platform and selling directory advertising to merchants. We will target new independent yellow pages publishers, Regional Bell Operating Companies, or RBOCs, newspaper publishers and Internet portals to add to our extensive list of existing merchant network alliances.

                                  Our Products

Yellow Pages Platform - Our Web-hosted yellow pages platform is comprised of
---------------------
four fully integrated components that enable our alliance partners to develop and manage their online directory business.

     * Sophisticated Database and Search Engine - We believe we provide the most scalable, reliable and high performance directory engine in the market today. Through our proprietary database technology, we are able to easily merge data from multiple sources, allowing us to provide timely and comprehensive content to our platform customers. With the release of our Switchboard Matrix technology expected in 2002, we expect to be first-to-market with the introduction of searchable "copy points", enhanced data typically found in paper yellow pages advertising, enabling merchants to be found via a wide variety of attributes, including product and service offerings, business hours, specialties, etc., moving beyond the traditional category / location searching of other paper-based or online yellow pages offerings.

     * Customizable Advertising Product Suite and Business Rules - Within the yellow pages platform we provide a complete suite of local and national advertising products that can be fully customized to match the unique packaging and pricing requirements of our merchant network alliance partners. With the expected introduction of our searchable "copy point" model, we will be able to align our online advertising products with traditional yellow pages products offering similar enhanced data in a printed medium, greatly improving our ability to streamline our alliance partners' sales efforts.

     * Comprehensive Merchant Management Tools - We have developed three different tiers of merchant management software solutions to provide our partners with the level of functionality that works most efficiently in coordination with their existing in-house systems. For alliance partners looking for a complete merchant management solution, we provide a rich customer relationship management (CRM) package that tracks customer activity, performs billing functions and manages merchant advertising. Our CRM package also can be easily integrated with other third party applications to enable customer support representatives to manage the fulfillment of a variety of products from within a single interface. For alliance partners that already possess CRM infrastructure, we provide a secure, Web-based merchant management tool that allows alliance partners to easily manage advertising campaigns and merchant collateral within the yellow pages system. Lastly, for alliance partners who regularly inject large volumes of merchant advertisements into the system, we provide a bulk load interface that allows formatted files containing merchant information and ad specifications to be programmatically processed.

     * Cobrandable User Interface - Through ongoing usability testing and close analysis of consumer use of online yellow pages, we continue to evolve our user interface and searching capabilities to quickly connect consumers with the most relevant results. Through the modular organization of functional elements of our interface, we can customize the look and feel so that it is consistent with the look and feel of our alliance partners' Web sites and branding. These modules separate the functional elements from the layout elements, such as site appearance, thus facilitating rapid development. As we enhance or build new functional elements, the underlying architecture enables us to deploy these elements across all of the Web sites of our alliance partners without making individual changes to each specific implementation.

Switchboard.com - Our flagship Web site and the first site to deliver national
---------------
directory services on the Internet in 1996, Switchboard.com is a showcase for our technology platform. Providing a free alternative to costly directory assistance charges, over 80 million page views are generated on the site each month by more than 3 million consumers performing business, people and product lookups both at home and in the workplace. Yellow pages and general site advertising on the Switchboard.com Web site can be purchased through our direct sales force as well as through our alliance partners who sell to their local merchant customers the additional distribution of their advertisement within the Switchboard.com Web site (Switchboard Distribution) in conjunction with their own online yellow pages products.

Product Directory - Our "Find a Product" directory service helps consumers find
-----------------
the things they want from local brick and mortar businesses. By importing and organizing high volumes of data from retail inventory databases, point-of-sale systems, and other sources of structured product information, our product directory platform lets consumers easily perform complex product searches by inputting a wide array of criteria including product descriptions, brands, and model numbers. Our Product Directory is deployed on Switchboard.com and our alliance partner network as well as across wireless carriers Sprint PCS, AT&T Wireless, Cingular and Nextel, who offer access to the directory to their Web-enabled customers.

MapsOnUs.com - Maps and Directions - Our MapsOnUs technology integrates maps and
------------
driving directions into many areas of our directory platform, and is also available through our MapsOnUs.com Web site. Utilizing our MapsOnUs capabilities, we are able to provide businesses with Dealer Locators that can be easily integrated into their Web sites to help visitors locate the closest outlet, dealer or franchisee, such as the Post Office locator currently implemented for the United States Postal Service on USPS.com. We also customize the MapsOnUs maps and driving directions content for licensing to a number of online destinations.

                          Principal Sources of Revenue

Merchant Network Revenue
------------------------

         Directory Platform - Merchant alliance partners typically pay us an engineering fee for the creation and modification of a Web-hosted directory platform, a fee for the platform based upon the size and complexity of the platform we create for them, plus a per-merchant fee per month based upon the number of merchants they promote within the platform. In 2001, our merchant network alliance partner America Online Inc. represented a significant portion of our revenue. AOL accounted for 25.4% of total revenue in 2001. We anticipate that AOL will represent an even greater percentage of our revenue in 2002 and will be a material component of our overall business.

         Distribution of Merchant Network Partner Advertisements on Switchboard.com - We offer our merchant network alliance partners, including those within the Certified Marketing Representative (CMR) channel, the ability to sell Switchboard.com distribution to their merchant advertisers. Our merchant network alliance partners typically pay us a monthly fee based upon the number of merchant advertisements placed into Switchboard.com.

Banner and Site Sponsorship Advertising Revenue
-----------------------------------------------

We also derive advertising revenue through our Switchboard.com Web site in the following ways:

         Banner and Sponsorship Advertising - We offer both site-wide banner and category-specific banner programs on the Switchboard.com Web site. We provide standard run of site banner ad programs, which include full banners across the top and bottom of Web pages and smaller banners on the navigation bar on the Web site that allow advertisers to take advantage of our high traffic volume on Switchboard.com. Additionally, our patented banner ad serving technology enables us to place and rotate category-specific banner ads of various sizes in targeted locations throughout our site. We also sell sponsorship programs on a site-wide basis or for various categories. Sponsorships are advertisements consistently and prominently displayed on our Web site. Customers typically pay us on a cost per thousand impressions (CPM) or cost per action (CPA) basis for banner and sponsorship advertising. During the year ended December 31, 2001, one advertising customer accounted for 16.8% of our revenue.

         E-Commerce Advertising - We offer advertisements on various pages on our Web site for advertisers engaged in e-commerce. These advertisements can be placed under specific headings near a white pages search result. We also provide links to our shopping area near our white pages search results. In our shopping area, we offer e-commerce advertisers the opportunity to promote product specials and provide links to e-commerce advertisers' Web sites. Customers typically pay us for this service on a CPM or CPA basis.

                                   Technology

     We have developed sophisticated technologies that enable rapid dissemination of information requested by consumers using our Web site. These technologies were conceived and developed by a staff of senior engineers experienced in designing large-scale, distributed computer systems, a form of computer architecture that divides system functionality over numerous computers, each known as a server, to enhance overall system performance and reliability. We also have particular strengths in the areas of database technologies, advertising management, and content customization.

Directory Technology
--------------------

     We have been affiliated with ePresence, a pioneer of directory technology, since our founding in 1996. Directories played a key role in the large-scale, multiple-site distributed systems deployed by Banyan Systems Incorporated (now ePresence) since 1983. Our founder, Dean Polnerow, designed and originally developed StreetTalkTM, Banyan's directory service. Building on this experience to create our own proprietary directory technology, we created what we believe to be the first national directory of United States residential information available on the Internet, as well as our innovative and proprietary yellow pages business directory.

Site Design
-----------

     Our directory technology was designed to provide high levels of performance, scalability, and reliability. The directory is implemented as a set of Windows NT servers that are organized into groups. Each group of servers provides different parts of the overall site's functionality and each type of functionality is provided by more than one group of servers. Individual servers in a group can be added or removed without affecting the functional capabilities of the site, and most changes required are managed automatically by proprietary software that we developed. This distributed architecture is designed to be highly scalable, which means that system capacity and functionality can be easily and inexpensively increased, typically with minimal or no time-consuming software changes required. It is also designed to be reliable, which means it is resistant to service interruptions and the unavailability of one or more servers does not affect the operation of other servers or the directory as a whole.

Database Search Technologies
----------------------------

     We have developed technology designed to quickly exchange information between the groups of servers that provide the interface consumers use to input their requests for information with the groups of servers that store the databases of information we use to respond to these requests. This technology allows data from multiple databases to be accessed and combined, regardless of its structure or content. This simplifies the development of new user interfaces and facilitates database updates. Our database technology helps to maximize Web site performance through sophisticated in-memory data structures that are optimized for rapid searching of various combinations of data elements, and by automatically balancing the tasks being performed by individual servers.

     Our database technology includes sophisticated query management techniques, which enable requests for large amounts of data to be retrieved in segments while reducing the computer processing time typically associated with these operations using conventional design techniques. This enables ready access to a large amount of data stored in any of the databases and results in faster responses to the user.

Advertising Management
----------------------

     Our ad placement technology is used primarily to control the frequency and positioning of advertisements displayed on our Web site. This technology rotates merchant ad displays in and out of prime locations on our yellow pages screens according to priorities specifically purchased by our merchant customers. We use an automated chain of software programs to securely facilitate the addition and removal of both individual ads and large, aggregated volumes of merchant advertising into our yellow pages directory.

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

                                   Competition

     Our competition falls into four primary categories:

     * traditional and online white and yellow pages publishers not utilizing our platform, including regional telephone companies and major Web portals;
     * companies providing alternative Web-enabled white and yellow page directories, including Verizon New Media Services, Inc.;
     * companies providing alternative Web-enabled advertising solutions for small businesses;
     *   traditional advertising media, including TV, radio and print.

     We compete in the markets for Internet content, services, and advertising. These markets are highly competitive, and we expect competition to increase in the future with the entrance of new competitors. The online local advertising market is rapidly developing. We believe that the sophistication and complexity of our technology, and the depth and breadth of our offering to our partners, creates a significant barrier to entry for new competitors.

     We believe our ability to compete successfully depends on many factors, several of which are outside of our control. These factors include the quality of content we provide relative to our competitors, the cost-effectiveness and reliability of our services relative to our competitors, and our ability to generate value for local merchants and national retailers.

     We also compete with traditional advertising media, including television, radio, and print, for a share of advertisers' total advertising budgets. If advertisers consider online advertising to be a limited or ineffective advertising media, advertisers may be reluctant to devote a significant amount of their advertising dollars to advertising on our platform.

                              Intellectual Property

     We regard our patents, copyrights, service marks, trademarks, trade dress, trade secrets, and other intellectual property as critical to our success. We rely on a combination of patent, trademark and copyright law, trade secret protection and confidentiality, and license agreements with our employees, consultants, customers, alliance partners, and others to protect our proprietary rights. All of our employees have executed confidentiality and assignment of invention agreements. Prior to disclosing confidential information to third parties, we generally require them to sign confidentiality or other agreements restricting the use and disclosure of our confidential information.

     As of December 31, 2001, we had six patents issued by the U.S. Patent and Trademark Office, two patents issued by the Canadian Intellectual Property Office, two patent applications pending before the U.S. Patent and Trademark Office, two patent applications pending before the Canadian Intellectual Property Office and two pending patent applications under the Patent Cooperation Treaty, all of which relate to the operation, features or performance of our Web site. We pursue registration of our key trademarks and service marks in the United States and, in some cases, internationally. However, effective trademark, service mark, copyright and trade secret protection may not be available or sought by us in every country in which our services are made available online. Our patents, trademarks, or other intellectual property rights may be successfully challenged by others or invalidated through administrative process or litigation. Further, the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

     We license our proprietary rights, such as patents, trademarks, and copyrighted material, to third parties. Despite our efforts to protect our proprietary rights, third parties may infringe or misappropriate our rights or diminish the quality or reputation associated with our brand, which could have a long-term material adverse affect on our business, results of operations, or financial condition.

     In addition, we license software, content and other intellectual property, including trademarks, patents, and copyrighted material, from third parties. In particular, we license residential and business listing data from infoUSA under an agreement that expires in December 2002, and maps and driving directions data and related software from Tele Atlas North America, Inc. under an agreement that expires in November 2002. Further, the software code underlying Switchboard.com contains software code which is licensed to us by third parties. If any of these licenses are terminated or expire, it could have a material adverse effect on our business, results of operations, or financial condition.

     We currently own a number of Internet domain names, including Switchboard.com and MapsOnUs.com. Domain names generally are regulated by Internet regulatory bodies. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

                                    Employees

     As of December 31, 2001, we had 80 full-time employees. None of our employees are represented by a labor union. We believe our relations with our employees are good.


ITEM 2. PROPERTIES

     Our principal administrative, sales and marketing, and research and development facilities are located in Westboro, Massachusetts and consist of approximately 25,500 square feet under a sublease that expires on December 31, 2002, with an aggregate annual base rent of approximately $518,000. We sublease this space from ePresence.

     In addition, we lease sales offices in New York and Michigan.

ITEM 3. LEGAL PROCEEDINGS

     On November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard's initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Greenlaw and Mr. Polnerow are officers of Switchboard, and Mr. Jewett is a former officer of Switchboard. The complaint is captioned Kristina Ly v. Switchboard Incorporated, et al., 01-CV-10595. The complaint alleges that the registration statement and final prospectus relating to Switchboard's initial public offering contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the initial public offering. The complaint seeks an unspecified amount of damages. This class action lawsuit is similar to over 300 others filed recently against companies that went public between 1998 to 2000. Switchboard believes the claims against it and its officers, former officers and directors are without merit and intends to defend them vigorously.

     From time to time, we are involved in various legal proceedings incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We refer you to the information set forth in Item 4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the Securities and Exchange Commission on November 14, 2001, for the information called for by this Item 4.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their respective ages and positions with Switchboard as of March 22, 2002 are as follows:

Name                  Age      Position
----                  ---      --------
Douglas J. Greenlaw   57       Chief Executive Officer and Director
Dean Polnerow         46       President and Director
Robert P. Orlando     44       Vice President, Chief Financial Officer,
                               Treasurer and Secretary
James M. Canon        50       Vice President, Business Development
Kevin P. Lawler       41       Vice President, Human Resources

     Douglas J. Greenlaw has served as our Chief Executive Officer since October 1999 and as a director since January 2000. Prior to joining Switchboard, from 1997 to October 1999, Mr. Greenlaw served as an independent management consultant. From 1994 to 1996, Mr. Greenlaw served as President and Chief Operating Officer of Multimedia, Inc., a publisher of newspapers and operator of television and radio stations.

     Dean Polnerow founded Switchboard and has served as our President since March 1998 and as a director since September 1998. Prior to his appointment as our President, from 1996 to March 1998, Mr. Polnerow served as our Vice President, Product and Business Development. From 1983 to 1996, Mr. Polnerow served in various capacities, including as Vice President, Advanced Development, at Banyan Systems Incorporated, now ePresence.

     Robert P. Orlando has served as our Vice President, Chief Financial Officer, Treasurer and Secretary since October 2001. Prior to joining Switchboard, Mr. Orlando was the Chief Financial Officer and Treasurer of Virtual Ink Corporation, a designer of hardware and software collaboration tools, from 2000 to 2001. From 1991 through 2000, Mr. Orlando was the Chief Financial Officer and Treasurer of Mathsoft, Inc., a provider of math, engineering and scientific software solutions. Mr. Orlando also held financial management positions with Bitstream, Inc., Unicco Service Company, Orion Research, Inc. and Arthur Andersen LLP.

     James M. Canon has served as our Vice President, Business Development since March 1998. Prior to his appointment as our Vice President, Business Development, from 1997 to March 1998, Mr. Canon served in various capacities at Switchboard, most recently as Director, Product Management. From 1991 to 1997, Mr. Canon served in various capacities, including as Information Products Architect at Banyan Systems Incorporated, now ePresence.

     Kevin P. Lawler has served as our Vice President, Human Resources since May 2000. Prior to joining Switchboard, from 1999 to May 2000, Mr. Lawler served in various capacities, most recently as Director of Human Resources, at EMC Corporation, an information storage systems provider. From 1998 to 1999, Mr. Lawler served as Vice President, Human Resources for Scriptgen Pharmaceuticals Incorporated, a pharmaceuticals company. From 1990 to 1998, Mr. Lawler served as Vice President, Human Resources for Immulogic Pharmaceutical Corporation, a pharmaceuticals company.

     Executive officers are elected annually and serve at the discretion of our board of directors.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Our common stock began trading on the Nasdaq National Market under the symbol "SWBD" on March 2, 2000. Prior to that date there was no established public trading market for our common stock. The following table sets forth the range of high and low closing sale prices of our common stock for the periods indicated, as quoted on the Nasdaq National Market.

PERIOD                                                            HIGH      LOW
------                                                            ----      ---
FISCAL 2000
First Quarter of Fiscal 2000 (Commencing on March 2, 2000)       $44.25   $20.50
Second Quarter of Fiscal 2000                                    $33.94   $ 6.69
Third Quarter of Fiscal 2000                                     $ 9.75   $ 5.59
Fourth Quarter of Fiscal 2000                                    $ 7.63   $ 2.88
FISCAL 2001
First Quarter of Fiscal 2001                                     $ 6.25   $ 2.94
Second Quarter of Fiscal 2001                                    $ 6.00   $ 2.63
Third Quarter of Fiscal 2001                                     $ 6.25   $ 2.72
Fourth Quarter of Fiscal 2001                                    $ 3.47   $ 2.27
FISCAL 2002
First Quarter of Fiscal 2002 (up to March 22, 2002)              $ 5.00   $ 3.02

     As of March 22, 2002, there were 118 holders of record of our common stock. This number does not include stockholders who hold their shares in "street name" or through broker or nominee accounts.

     The closing per share sale price of our common stock on March 22, 2002 was $5.00. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this Annual Report, it has been assumed that all the outstanding shares were held by non-affiliates, except for the outstanding shares known to us to be beneficially held by our directors, executive officers, and each person or entity known to us to own beneficially more than 5% of our outstanding shares of common stock. However, this should not be deemed to be an admission that all these persons are, in fact, affiliates of ours, or that there are not other persons who may be deemed to be affiliates of ours.

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

     Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. Through December 31, 2001, we used approximately $18.7 million of the proceeds from the offering for working capital purposes, of which approximately $3.9 million was for the purchase of fixed assets. In addition, on December 11, 2000 we paid $13.0 million of the proceeds to America Online, Inc. pursuant to the terms of our directory and local advertising platform services agreement entered into with America Online on that date. As of March 29, 2002, we have invested the remaining net proceeds in interest-bearing, investment-grade securities.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

     The selected consolidated financial data set forth below as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 are derived from the audited consolidated financial statements of Switchboard included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below is derived from audited financial statements of Switchboard not included in this Annual Report on Form 10-K. Switchboard's historical results are not necessarily indicative of its results of operations to be expected in the future.

                      Selected Consolidated Financial Data
                      (In Thousands Except Per Share Data)

                                                                    For the Years Ended December 31,
                                                      ------------------------------------------------------------
                                                        2001         2000         1999         1998        1997
                                                        ----         ----         ----         ----        ----
  Statement of Operations
    Revenue                                            $16,026     $20,310       $8,304       $6,536         $650
    Operating loss                                    $(62,634)   $(20,708)     $(8,656)     $(4,961)     $(5,333)
    Net loss attributable to common stockholders      $(59,413)   $(17,288)     $(9,744)     $(5,658)     $(5,637)

    Basic and diluted net loss per share                $(2.44)     $(0.75)      $(0.89)      $(0.81)      $(0.81)

  Balance Sheet Data
    Total assets                                       $74,308     $98,557      $12,195       $3,565       $1,491
    Long term obligations                                 $518      $2,000           $-       $7,600       $2,984
    Redeemable convertible preferred stock                  $-          $-      $16,320       $3,658       $3,366
    Total stockholders' equity (deficit)               $64,008     $90,730      $(9,588)    $(11,419)     $(5,774)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the consolidated statements and related notes appearing elsewhere in this annual report on Form 10-K. This Item contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Our Operating Results, Business Prospects and the Market Price of Our Stock", as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K. See "Forward Looking Statements."

OVERVIEW

     Beginning in February 1996 when we commenced operations, we derived our revenue principally from the sale of banner and site sponsorship advertising. We now primarily derive revenue from our merchant network, which includes revenue previously classified as merchant services and syndication and licensing.

     Merchant network revenue includes revenue from various licensing agreements with our merchant network alliance partners. These agreements involve engineering work to develop a Web-hosted platform for our alliance partners, which looks and feels like the alliance partner's own Web site and includes our searching functionality; a license fee based upon the size and complexity of the platform we create for the alliance partner; and a per-merchant fee per month based upon the number of merchants they promote in the platform. Merchant network revenue also includes revenue from activities in which we run trademark and display ads in the Switchboard.com yellow pages directory, build and host Web sites for local merchants and send related direct electronic mail-based promotions. During 2001, approximately 64% of our revenue was derived from our local merchant network.

     We also generate revenue from the sale of national advertising and site sponsorship revenue, which is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During 2001, approximately 36% of our revenue was derived from the sale of national advertising and site sponsorships.

     Our cost of revenue consists primarily of expenses paid to third parties under data licensing and Web site creation and hosting agreements, as well as other direct expenses incurred to maintain the operations of our Web site. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, costs of running our data centers, which include rent and utilities, and a pro rata share of occupancy and information system expenses. Cost of revenue as a percentage of revenue has varied in the past, primarily as a result of fluctuations in our Web site traffic, resulting in associated changes in variable costs and, to a lesser extent, the cost of third-party content and technology, as well as the amount of revenue recognized in the period.

     Our sales and marketing expense consists primarily of costs associated with promotional advertising, third-party commission costs, advertising and creative production expenses, employee salaries and benefits, public relations, market research, provision for bad debts and a pro rata share of occupancy and information system expenses. A significant portion of our Web site promotion costs have resulted from non-cash advertising expenses attributable to advertising provided to us by Viacom Inc. under an advertising and promotion agreement with Viacom. In October 2001, we restructured our relationship with Viacom, under which, among other things, we terminated our right to the placement of advertising on Viacom's CBS properties with a net present value of approximately $44.5 million in exchange for, primarily, the reconveyance by Viacom to us of approximately 7.5 million shares of our capital stock and the cancellation of warrants held by Viacom to purchase 533,469 shares of our common stock. As a result of that restructuring, we anticipate sales and marketing expenses to decrease in both absolute dollars and as a percentage of revenue in future periods.

     Our research and development expense consists primarily of employee salaries and benefits, fees for outside consultants, and related costs associated with the development of new services and features on our Web site, the enhancement of existing products, quality assurance, testing, documentation and a portion of occupancy and information system expenses based on employee headcount.

     Our general and administrative expense consists primarily of employee salaries and benefits and other personnel-related costs for executive and financial personnel, as well as legal expenses, directors and officers insurance and accounting costs, and a portion of occupancy and information system expenses based on employee headcount.

     Our amortization of intangibles and other assets consists primarily of the amortization of the value of stock we issued and cash we paid to America Online, Inc. ("AOL"), a subsidiary of AOL Time Warner Inc., in December 2000. In addition, amortization of intangibles and other assets also includes the amortization of goodwill resulting from our acquisition of Envenue, Inc. in November 2000 and the amortization of other long-term assets.

     We have experienced substantial net losses since our inception. As of December 31, 2001, we had an accumulated deficit of $97.4 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Web site and the establishment of our corporate infrastructure and organization. To date, we have made no provision for income taxes.

  SIGNIFICANT RELATIONSHIP

     In December 2000, we entered into a directory and local advertising platform services agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties. We share with AOL specified directory advertisement revenue during the term of the directory agreement. In general, we will receive a majority of the first $35.0 million of such directory advertisement revenue, and we will receive a lesser share of any additional directory advertisement revenue. We paid AOL $13.0 million at the signing of the directory agreement. The directory agreement calls for a second payment of $13.0 million on or before March 11, 2002. Because we are currently in discussions with AOL regarding the timing of this payment, we have not yet made payment of this amount. AOL has not asserted a breach of the agreement based upon this nonpayment. Any such assertion would fall within the resolution and arbitration provisions of the agreement. AOL is continuing to participate in discussions with us. These amounts will be recorded as amortization of intangibles expense over the estimated life of the agreement. AOL has committed to pay us at least $2.0 million in consulting or service fees, of which we had delivered $1.9 million in services to AOL through December 31, 2001. The directory agreement has an initial term of four years, which term is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 24 months and again after 36 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if we are acquired by one of certain third parties, or (c) if AOL acquires one of certain third parties, and AOL pays us a termination fee of $25.0 million.

     In connection with entering into the directory agreement, we issued to AOL 746,260 shares of our common stock, and agreed to issue to AOL an additional 746,260 shares of common stock if the directory agreement continues after two years and a further 746,260 shares of common stock if the directory agreement continues after three years. The value of the shares issued to AOL is being amortized over a period of four years as amortization of goodwill and intangibles. If we renew the directory agreement with AOL for at least an additional four years after the initial term, we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     In 2001, AOL represented a significant portion of our revenue. AOL accounted for 25.4% of total revenue in 2001. We anticipate that AOL will represent an even greater percentage of our revenue in 2002 and will be a material component of our overall business.

RESULTS OF OPERATIONS

     The following table presents certain consolidated statement of operations information stated as a percentage of total revenues:

                                                                                       Change
                                                                            ----------------------------
                                             2001       2000       1999     2000 to 2001    1999 to 2000
                                             ----       ----       ----     ------------    ------------
Revenues:
  Merchant network                           64.0%      42.8%      54.9%        18.1%           90.6%
  National advertising                       36.0       57.2       45.1        (50.4)          210.3
                                            -----      -----      -----        -----         -------
    Total revenue                           100.0%     100.0%     100.0%       (20.1)%         144.6%
                                            =====      =====      =====        =====         =======

Cost of revenue                              22.0%      17.2%      19.3%         0.8%          118.1%
                                            -----      -----      -----        -----         -------
    Gross profit                             78.0       82.8       80.7        (25.6)          150.9

Sales and marketing                         168.1      143.7      130.8         (7.7)          168.8
Research and development                     41.8       17.1       23.2         92.9            80.6
General and administrative                   27.0       16.3       20.6         31.1            92.9
Amortization of goodwill and
  intangibles                                50.0        7.7       10.4        411.2            81.1
Loss on Viacom transaction                  138.5        0.0        0.0          n/a             n/a
Restructuring and other charges              43.4        0.0        0.0          n/a             n/a
                                            -----      -----      -----        -----         -------
    Total operating expenses                468.9      184.8      185.0        100.2           144.3
                                            -----      -----      -----        -----         -------

    Operating loss                         (390.8)    (102.0)    (104.2)       202.3           139.2

    Other income (expense)                   20.1       18.2       (1.8)       (12.7)       (2,576.4)
                                            -----      -----      -----        -----         -------

    Net loss                               (370.7)%    (83.8)%   (106.0)%      249.1%           93.3%
                                            =====      =====      =====        =====         =======


   REVENUE

     Total revenue was $16.0 million, $20.3 million and $8.3 million in 2001, 2000 and 1999, respectively, representing a decrease of $4.3 million, or 21.1%, from 2000 to 2001, and an increase of $12.0 million, or 144.6%, from 1999 to 2000. The decrease in revenue in 2001 consisted primarily of a decrease in national advertising and site sponsorship revenue, offset in part by an increase in merchant network revenue. The increase in revenue in 2000 when compared to 1999 consisted primarily of increases in national advertising revenue, merchant services and licensing revenue.

     National advertising and site sponsorship revenue was $5.8 million, $11.6 million and $3.7 million in 2001, 2000 and 1999, respectively, representing a decrease of $5.9 million, or 50.4%, from 2000 to 2001, and an increase of $7.9 million, or 210.3%, from 1999 to 2000. The decrease in national advertising and site sponsorship revenue in 2001 resulted from a decrease in both the number of advertisers on the site, as well as the per impression fee charged to those customers. We attribute these decreases to a decline in demand for Internet advertising services as well as the overall state of the U.S. economy. The increase in national advertising and site sponsorship revenue in 2000 was primarily due to increases in both utilization of, and traffic to, our Web site.

     Merchant network revenue was $10.3 million, $8.7 million and $4.6 million in 2001, 2000 and 1999, respectively, representing increases of $1.6 million, or 18.1%, from 2000 to 2001, and $4.1 million, or 90.6%, from 1999 to 2000. The increases in merchant services revenue in 2001 and 2000 were due primarily to new licensing agreements with merchant network partners, increased membership in our merchant network and revenue attributable to additional services offered to existing local merchants.

     We expect that merchant network revenue will increase as a percentage of total revenue in 2002, while revenue from national advertising and site sponsorship will decline as a percentage of total revenue. Revenue from concurrent transactions, in which we received promotion or marketing assets in exchange for promotion on our Web site and inclusion in e-mail distributions to our user base, was 5.2% and 11.6% of total revenue in 2001 and 2000, respectively. There was no revenue generated from concurrent transactions in 1999. In the year ended December 31, 2001, two customers accounted for 25.4% and 16.8% of revenue, respectively. In the year ended December 31, 2000, one customer accounted for 15.8% of revenue. In the year ended December 31, 1999, one customer accounted for 22.7% of revenue.

   COST OF REVENUE

     Cost of revenue was $3.5 million, $3.5 million and $1.6 million in 2001, 2000 and 1999, respectively. Cost of revenue remained relatively flat in 2001, when compared to 2000, and increased $1.9 million, or 118.1%, from 1999 to 2000. In 2001, we incurred additional salaries and benefits and data communication fees, offset by decreases in Web site creation and hosting fees in connection with our merchant services programs and amortization of deferred project costs. The increase in cost of revenue in 2000 was due primarily to increases in Web site creation and hosting fees, amortization of deferred project costs, data communication fees and data licensing fees.

  GROSS PROFIT

     Gross profit in 2001 was 78.0% of revenue, or $12.5 million, compared with 82.8%, or $16.8 million, in 2000 and 80.7%, or $6.7 million, in 1999. The decrease in gross profit dollars and percentage in 2001 was primarily due to relatively fixed costs of revenue being spread over decreased revenue. The increase in gross profit dollars and percentage in 2000 was primarily due to overall increases in revenue, offset in part by an increase in variable costs.

  SALES AND MARKETING

     Sales and marketing expenses were $26.9 million, $29.2 million and $10.9 million in 2001, 2000 and 1999, respectively, representing a decrease of $2.2 million, or 7.7%, from 2000 to 2001, and an increase of $18.3 million, or 168.8%, from 1999 to 2000. The decrease in 2001 was due primarily to a decrease in merchant services program expenses and CBS advertising, offset in part by increases in other advertising expenses, provision for doubtful accounts, employee salaries and benefits and costs associated with additional leased facilities. The increase in 2000 was primarily related to increases in CBS advertising, merchant services program expenses, other advertising and employee salaries and benefits.

  RESEARCH AND DEVELOPMENT

     Research and development expenses were $6.7 million, $3.5 million and $1.9 million in 2001, 2000 and 1999, respectively, representing increases of $3.2 million, or 92.3%, from 2000 to 2001, and $1.6 million, or 80.6%, from 1999 to 2000. The increases in both 2001 and 2000 were due primarily to increases in salaries and benefits associated with new personnel resulting primarily from our acquisition of Envenue, outside consulting expenses, depreciation and costs associated with additional leased facilities, offset in part by the capitalization of deferred project costs.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $4.3 million, $3.3 million and $1.7 million in 2001, 2000 and 1999, respectively, representing an increase of

$1.0 million, or 31.1%, from 2000 to 2001, and an increase of $1.6 million, or 92.9%, from 1999 to 2000. The increase in 2001 was due primarily to increases in professional services, insurance expenses, and salaries and benefits associated with new personnel, offset in part by a decrease in franchise and excise taxes. The increase in 2000 was due primarily to increases in salaries and benefits associated with new personnel, franchise and excise taxes, costs associated with additional leased facilities, professional services expenses and additional travel expenses resulting from new personnel.

  AMORTIZATION OF GOODWILL AND INTANGIBLES

     Amortization of goodwill and intangibles expenses were $8.0 million, $1.6 million and $866,000 in 2001, 2000 and 1999, respectively, representing increases of $6.4 million, or 411.2%, from 2000 to 2001, and $702,000, or 81.1%, from 1999 to 2000. The increase in 2001 resulted primarily from amortization of goodwill resulting from our purchase of Envenue in November 2000, as well as amortization of the value of stock issued and cash paid to AOL related to the directory services agreement we entered into with AOL in December 2000. The increase in 2000 was due primarily to the amortization of the value of stock issued and cash paid to AOL and the amortization of software licenses.

  LOSS ON VIACOM TRANSACTION

     As a result of our October 2001 restructuring of our relationship with Viacom, we reported a one-time, non-cash accounting loss of $22.2 million in 2001 related to the termination of our advertising and promotion agreement with Viacom. We agreed to terminate our right to the placement of advertising on Viacom's CBS properties with an expected net present value of approximately $44.5 million in exchange for, primarily, the reconveyance by Viacom to us of approximately 7.5 million shares of our common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of our common stock and the reconveyance to us of the one outstanding share of our series E special voting preferred stock. The non-cash accounting loss of $22.2 million results from the difference between the net present value of our remaining advertising rights with Viacom, which were terminated, and the value of the shares of our common and preferred stock that were reconveyed and the warrants that were cancelled.

  RESTRUCTURING AND OTHER CHARGES

     In the three months ended December 31, 2001, we recorded net pre-tax restructuring and other charges of $7.0 million, comprised primarily of $5.2 million for the impairment of certain assets, $1.1 million for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of our workforce. The restructuring resulted in 21 employee separations. The actions related to the restructuring were substantially completed in 2001. We expect to spend approximately $1.3 million in 2002 related to the restructuring.

  OTHER INCOME (EXPENSE)

     Other income (expense) was $3.2 million, $3.7 million and $(149,000) in 2001, 2000 and 1999, respectively, representing a decrease of $469,000, or 12.7%, from 2000 to 2001, and an increase of $3.8 million from 1999 to 2000. The decrease in 2001 was primarily due to a decrease in interest income due to lower available funds for investment, offset in part by a decrease in unrealized losses on an investment. The increase in 2000 was primarily due to the interest income earned on the net proceeds from our initial public offering completed on March 7, 2000.

  NET LOSS

     Our net loss increased to $59.4 million in 2001, from $17.0 million in 2000 and $8.8 million in 1999. As of December 31, 2001, our accumulated deficit totaled $97.4 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had total cash and marketable securities of $60.0 million, consisting of $4.2 million of cash and cash equivalents, $874,000 of restricted cash, $8.7 million of short-term marketable securities and $46.2 million of long-term marketable securities. During 2001, cash decreased by $14.6 million, primarily due to net cash used for operating activities of $9.4 million and cash used in investing activities of $6.2 million, offset in part by cash provided by financing activities of $1.0 million.

     Net cash used for operating activities for 2001 was $9.4 million, primarily due to a net loss of $59.4 million and an increase in other current assets of $2.3 million, offset in part by a $22.2 million non-cash accounting loss on our Viacom transaction, non-cash CBS advertising of $9.7 million, an decrease in other assets of $5.9 million, the non-cash portion of our restructuring and other charges of $5.2 million, a decrease in accounts receivable of $3.9 million and depreciation and amortization of $2.6 million, as well as various other cash flows from operating activities.

     Net cash used for investing activities for 2001 was $6.2 million. Investing activities for the period were primarily related to net purchases of long-term investments of $11.0 million, purchases of property and equipment of $2.9 million and $874,000 of restricted cash, offset in part by net proceeds from short-term investments of $8.6 million. In the second quarter of 2002, we anticipate making a payment of $2.0 million to the former shareholders of Envenue Inc., under the terms of the purchase agreement we entered into in November 2000.

     Net cash provided by financing activities for 2001 was $1.0 million, primarily due to the proceeds from capital leases of $1.1 million related to a computer equipment sale-leaseback agreement, offset in part by payments made on notes payable of $226,000.

     In March 2001, we entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation. Under the agreement, we will lease $1.1 million of computer equipment over a three-year period ending on June 28, 2004. Upon the expiration of the lease, we have the option to purchase the leased assets for one dollar. The agreement has an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, we are required to maintain on deposit with Fleet National Bank a compensating balance, restricted as to use. The compensating balance is adjusted on a quarterly basis to an amount equal to the principal outstanding under the lease. As of December 31, 2001, we have recorded $874,000 as restricted cash. We anticipate total payments under the lease in 2002 will be approximately $413,000.

     Since our inception, we have significantly increased our operating expenses. We anticipate that our operating expenses and capital expenditures will constitute a material use of our cash resources. We previously relied on our non-cash CBS-related advertising, which is no longer available to us. We expect that we may need to incur advertising expense in future periods, which will require us to spend cash in order to continue to brand our name and increase traffic to our Web site. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are strategic or complementary to our business. We believe that the cash and marketable securities currently available will be sufficient to meet our anticipated cash requirements to fund operations for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified the policies below as critical to the understanding of our results of operations. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an on going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, intangible assets, compensation expenses, third-party commissions, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

     Critical accounting polices are those policies that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe our most critical accounting policies are as follows:

  REVENUE RECOGNITION

     We generate our revenue primarily from our merchant network and banner and site sponsorship advertising. Generally, revenue is recognized as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable. We believe that we are able to make reliable judgments regarding the creditworthiness of our customers based upon historical and current information available to us. There can be no assurances that our payment experience with our customers will be consistent with past experience or that the financial condition of these customers will not decline in future periods, the result of which could be our failure to collect on invoiced amounts. Some of these amounts could be material, resulting in an increase in our provision for bad debts.

     Our merchant network revenue includes revenue from various licensing agreements with our merchant network alliance partners. These agreements involve engineering work to develop a Web-hosted platform for our alliance partners, a license fee based upon the size and complexity of the platform, and a per merchant fee per month based upon the number of merchants they promote in the platform. Engineering and license fees are recognized ratably over the life of the contract. The per merchant fees are generally paid on a monthly basis, and revenue is recognized as services are performed.

     Merchant network revenue also includes revenue from activities in which we run trademark and display ads in the Switchboard.com yellow pages directory, build and host Web sites for local merchants, charge customer acquisition fees to program partners for the initiation and set-up of new local merchant websites and send related direct electronic mail-based promotions. For trademark, display ads and the hosting of Web sites, we charge a subscription fee. Subscription fees are recognized over the period that the trademark ad, display ad or local merchant Web site is in place, which typically is between a month and a year. Customer acquisition fees are recognized when the local merchant Web site construction is complete. Revenue from direct electronic-based promotions are recognized as services are performed.

     Our banner and site sponsorship advertising revenue is derived principally from short-term advertising contracts and sponsorship agreements in which we receive a fixed fee or earn a fee based on a per thousand impressions or per action basis. Banner and site sponsorship advertising revenue also includes related direct electronic mail-based promotions. The duration of our advertising commitments from customers typically range from two weeks to one year. Revenue from banner and site sponsorship advertising is recognized as the services are delivered.

     Deferred revenue is principally comprised of billings in excess of recognized revenue relating to advertising agreements and licensing fees received pursuant to advertising or services agreements in advance of revenue recognition. Unbilled receivables are principally comprised of revenues earned and recognized in advance of invoicing customers, resulting from contractually defined billing schedules.

  CONCURRENT TRANSACTIONS

     We had barter transactions totaling $836,000, or 5.2% of revenue, and $1,630,000, or 8.0% of revenue, for the years ended December 31, 2001 and 2000, respectively, in which we received promotion in exchange for promotion on our Web site or through direct e-mail distributions. We also had other nonmonetary transactions totaling $732,000, or 3.6% of revenue, for the year ended December 31, 2000, in which we received certain marketing assets in exchange for promotion on our Web site or through direct e-mail distributions. Revenue from advertising barter has been valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction. Revenues from other nonmonetary transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. Accounting rules applicable to concurrent transactions continue to evolve. Any further changes to these accounting rules could affect the valuation of any future concurrent transactions.

  GOODWILL AND INTANGIBLES

     We recorded amounts in excess of assets acquired pursuant to our acquisition of Envenue in November 2000 as goodwill. Subsequently, in December 2001, we evaluated the net realizable value of our goodwill in Envenue, and determined that it had been impaired based upon undiscounted future cash flows. As a result, we recorded a loss on impairment of $1.9 million as a component of our fourth quarter of 2001 restructuring and other charges one-time charge to earnings. Pursuant to a distribution agreement we entered into with AOL, we issued shares of our common stock to AOL. The value of these shares of common stock have been recorded as an intangible, and are being amortized on a straight-line basis over a period of four years.

     We evaluate the net realizable value of our goodwill and intangibles on an ongoing basis, relying on a number of factors including operating results, business plans, budgets, economic projections and undiscounted cash flows. In addition, our evaluation considers non-financial data such as market trends, project development cycles and changes in management's market emphasis. While we believe we can make reliable estimates of these matters, it is possible due to changes in these factors that these estimates may change in the near future. A change in estimates could negatively affect the carrying value of our intangibles and result in a material expense charge to our earnings.

  RISKS,CONCENTRATIONS AND UNCERTAINTIES

     We invest our cash and cash equivalents primarily in deposits and money market funds with financial institutions. We have not experienced any realized losses to date on our invested cash. A potential exposure is a concentration of credit risk in trade accounts receivable. We maintain reserves for credit losses and, to date, such losses have been within our expectations. These expectations are based on historical experience, analysis of information currently available to us with respect to our customer's financial position, as well as various other factors. While we believe we can make reliable estimates of these matters, it is possible that these estimates may change in the near future. A change in estimates could result negatively affect our results of operations

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on its operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company does not anticipate that the adoption of the statement will have a material impact on its operations and financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND THE MARKET PRICE OF OUR STOCK

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K, and in any other public statements we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

                          RISKS RELATED TO OUR BUSINESS

  WE HAVE A HISTORY OF INCURRING NET LOSSES, WE EXPECT OUR NET LOSSES TO CONTINUE FOR THE NEXT SEVERAL QUARTERS AND WE MAY NEVER ACHIEVE PROFITABILITY

     We have incurred significant net losses in each fiscal quarter since our inception. From inception to December 31, 2001, we have incurred net losses totaling $97.4 million. While we currently expect that we will turn profitable on a quarterly basis by the end of 2002, there can be no guarantees that we will be successful in achieving this quarterly profitability. As a result, we will need to generate significant additional revenue to fund our operations. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

  IF THE DIRECTORY SERVICES AGREEMENT WE ENTERED INTO WITH AMERICA ONLINE, INC. ("AOL"), A SUBSIDIARY OF AOL TIME WARNER, INC., IS NOT SUCCESSFUL, IT COULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR RESULTS OF OPERATIONS

     The directory services agreement we entered into with AOL may not generate anticipated revenues or other benefits, or may be prematurely terminated by breach or otherwise fail to be successful. Local merchants may not view the alliance as an effective advertising vehicle for their products and services. Even if the directory services agreement is not successful, AOL may not have to return any of the consideration, including cash and stock, which we have paid to AOL, and we may have continuing contractual and other financial obligations to AOL under the agreement.

     We paid AOL $13.0 million at the signing of the directory agreement. The directory agreement calls for a second payment of $13.0 million on or before March 11, 2002. Because we are currently in discussions with AOL regarding the timing of this payment, we have not yet made payment of this amount. AOL has not asserted a breach of the agreement based upon this nonpayment. Any such assertion would fall within the resolution and arbitration provisions of the agreement. AOL is continuing to participate in discussions with us.

     In 2001, AOL represented a significant portion of our revenue. AOL accounted for 25.4% of total revenue in 2001. We anticipate that AOL will represent an even greater percentage of our revenue in 2002 and will be a material component of our overall business. The loss of AOL or the failure of our agreement with AOL to generate these anticipated revenues, would have a material adverse effect on our results of operations and financial condition.

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

     Factors that may cause our results of operations to fluctuate include:

     * the addition or loss of relationships with third parties that are our source of new merchants or that license our services for use on their own Web sites;
     * the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;
     * technical difficulties or failures affecting our systems or the Internet in general;
     * the cost of acquiring, and the availability of, content, including directory information and maps; and
     * the fact that our expenses are only partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short term.

     As a result of these factors, results in any future quarter may be below the expectations of securities analysts or investors. If so, the market price of our common stock may decline significantly.

  WE DEPEND ON ALLIANCE PARTNERSHIPS WITH THIRD PARTIES TO GROW OUR BUSINESS AND OUR BUSINESS MAY NOT GROW IF THE ALLIANCE PARTNERSHIPS UPON WHICH WE DEPEND FAIL TO PRODUCE THE EXPECTED BENEFITS OR ARE TERMINATED

     Our business depends upon our ability to maintain and benefit from our existing alliance partnerships and to establish additional alliance partnerships. For our business to be successful, we must expand our merchant network and generate significant revenue from that initiative. The success of our merchant network depends in substantial part upon our ability to access a broad base of local merchants. The merchant base is highly fragmented. Local merchants are difficult to contact efficiently and cost-effectively. Consequently, we depend on relationships with merchant network partners to provide us with local merchant contacts and to provide billing and other administrative services relating to our merchant services. The termination of any strategic relationship with a channel partner would significantly impair our ability to attract potential local merchant customers and deliver our merchant services to our current customers. Furthermore, we cannot be certain that we will be able to develop or maintain relationships with new channel partners on terms acceptable to us or at all.

     In addition to our relationship with AOL and our existing relationships with merchant aggregators, we have entered into relationships with merchant network partners and third-party content providers. These parties may not perform their contractual obligations to us and, if they do not, we may not be able to require them to do so. Some of our strategic relationships may be terminated by either party on short notice.

     Our strategic relationships are in early stages of development. These relationships may not provide us benefits that outweigh the costs of the relationships. If any strategic partner demands a greater portion of revenue or requires us to make payments for access to its Web site, we may need to terminate or refuse to renew that relationship, even if it had been previously profitable or otherwise beneficial. In addition, if we lose a significant strategic partner, we may be unable to replace that relationship with other strategic relationships with comparable revenue potential, content or user demographics.

  OUR LIMITED OPERATING HISTORY AS A STAND-ALONE COMPANY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND OUR ABILITY TO ADDRESS THE RISKS AND UNCERTAINTIES THAT WE FACE

     We have only a limited operating history on which you can evaluate our business and prospects. Since commencing operations in 1996 and prior to our initial public offering in 2000, we had been a subsidiary of ePresence, formerly known as Banyan Worldwide. As of the October 2001 restructuring of our relationship with Viacom, we are again a majority-owned subsidiary of ePresence; however, we do not anticipate that the change in ePresence's ownership interest in us will lead ePresence to increase its support, financial or otherwise, of us. Consequently, we have a limited operating history as a stand-alone company and limited experience in addressing various business challenges without the support of a corporate parent. We may not successfully address the risks and uncertainties which confront stand-alone companies, particularly companies in new and rapidly evolving markets such as ours.

  IF WE CANNOT DEMONSTRATE THE VALUE OF OUR MERCHANT SERVICES, LOCAL MERCHANT CUSTOMERS MAY STOP USING OUR SERVICES, WHICH COULD REDUCE OUR REVENUE

     We may be unable to demonstrate to our local merchant customers the value of our merchant services. If local merchants cancel our various services, which are generally provided on a month-to-month basis, our revenue could decline and we may need to incur additional expenditures to obtain new local merchant customers. We do not presently provide our local merchant customers with data demonstrating the number of leads generated by our merchant services. Regardless of whether our merchant services effectively produce leads, our local merchant customers may not know the source of the leads and may cancel our merchant services.

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

     As of December 31, 2001, ePresence beneficially owned approximately 54% of our common stock. Based upon this majority interest in us, ePresence is generally able to control all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Presently, three of the six members of our Board of Directors are officers or directors of ePresence. ePresence's control over us could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a more optimal return on investment. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us.

     ePresence may elect to sell all or a substantial portion of its capital stock to one or more third parties, in which case a third party with whom we have no prior relationship could exercise the same degree of control over us as ePresence presently does.

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

     Additionally, if we are unable to remain an attractive medium for advertising, our revenue will substantially decline. Our ability to remain an attractive medium for advertising will depend upon a number of factors, including the acceptance of our services by a large number of users who have demographic characteristics that are attractive to advertisers.

  WE RELY ON A SMALL NUMBER OF CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

     We derive a substantial portion of our revenue from a small number customers. During 2001, revenue derived from our top ten customers accounted for approximately 68.4% of our total revenue. Additionally, revenue derived from two customers accounted for 25.4% and 16.8% of our total revenue in 2001, respectively. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

  IF WE DO NOT INTRODUCE NEW OR ENHANCED OFFERINGS TO OUR MERCHANT NETWORK ALLIANCE PARTNERS, WE MAY BE UNABLE TO ATTRACT AND RETAIN THOSE MERCHANT NETWORK ALLIANCE PARTNERS, WHICH WOULD SIGNIFICANTLY IMPEDE OUR ABILITY TO GENERATE REVENUE

     We need to introduce new or enhanced services to attract and retain merchant network alliance partners, and remain competitive. Our industry has been characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions embodying new technologies. These changes could render our technology, systems and Web site obsolete. If we do not periodically enhance our existing services, develop new services and technologies that address sophisticated and varied consumer needs, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis and address evolving customer preferences, our services may not be attractive to merchant network alliance partners, which would significantly impede our revenue growth. Any new product or service introduction, such as the expected Switchboard Matrix system with enhanced search capabilities, that is not favorably received could damage our reputation and our brand. We may also experience difficulties that could delay or prevent us from introducing new services.

  WE HAVE LIMITED EXPERIENCE ACQUIRING COMPANIES, AND ANY ACQUISITIONS WE UNDERTAKE COULD LIMIT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS, RESULT IN ADVERSE ACCOUNTING TREATMENT AND BE DIFFICULT TO INTEGRATE INTO OUR BUSINESS

     We have limited experience in acquiring businesses and have very limited experience in acquiring complementary technologies. In May 1998, we acquired MapsOnUs, and in November 2000, we acquired Envenue. In the future we may undertake additional acquisitions. Acquisitions, in general, involve numerous risks, including:

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

     Our failure to maintain and enhance our competitive position would limit our ability to increase or maintain our market share, which would seriously harm our business. We compete in the markets for Internet content, services and advertising. These markets are new, rapidly evolving and highly competitive. We expect this competition to intensify in the future. We compete, or expect to compete, with many providers of Internet content, information services and products, as well as with traditional media, for audience attention and advertising and sponsorship revenue. We license much of our database content under non-exclusive agreements with third-party providers which are in the business of licensing their content to many businesses, including our current and potential competitors. Many of our competitors are substantially larger than we are and have substantially greater financial, infrastructure and personnel resources than we have. In addition, many of our competitors have well-established, large, and experienced sales and marketing capabilities and greater name recognition than we have. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in customer requirements. They may also develop and promote their services more effectively than we do. Moreover, barriers to entry are not significant, and current and new competitors may be able to launch new Web sites at a relatively low cost. We therefore expect additional competitors to enter these markets.

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

     We will have to expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic on our Web site or our merchant network partners' Web sites increases substantially. We could experience temporary capacity constraints that may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our inability to upgrade and expand as required could impair the reputation of our brand and our services, reduce the volume of users able to access our Web site, and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers. Because we developed these systems internally, we must either dedicate substantial internal resources to monitor, maintain and upgrade these systems or contract with an outside supplier for these services at substantial expense.

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

  WE MAY EXPERIENCE DIFFICULTY ESTABLISHING THE SWITCHBOARD BRAND WITHOUT THE ABILITY TO USE VIACOM'S CBS TRADEMARKS

     We have used CBS trademarks in association with our own trademarks in our brand-building efforts since June 1999. Our use of those CBS trademarks may have been a significant contributing factor in establishing our brand. Our license to use the CBS trademarks terminated on January 26, 2002. Our efforts to maintain and further develop our brand may not be as effective since our trademarks are no longer associated with the CBS trademarks. Any harm to these efforts could have a material adverse effect on our business.

  TERMINATION OF OUR AGREEMENTS WITH VIACOM MAY NEGATIVELY AFFECT OUR ADVERTISING INITIATIVES

     Upon the termination of the advertising and promotion agreement pursuant to the terms of our restructuring agreement with Viacom, our advertising rights under our former advertising and promotion agreement with Viacom have terminated, including our right to order from Viacom advertising and promotion through June 2006 with an estimated net present value of $44.5 million. Therefore, we will no longer benefit from the large advertising resources previously available to us from Viacom at no cash cost, and will have to expend other resources to obtain advertising. We have limited experience in obtaining advertising outside the scope of our advertising and promotion agreement with Viacom. Advertising from third parties may be more costly, difficult to obtain or less effective than we anticipate.

                          RISKS RELATED TO THE INTERNET

  IF THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING DOES NOT BECOME FULLY ESTABLISHED, THE GROWTH OF OUR BANNER AND SITE SPONSORSHIP ADVERTISING REVENUE WILL SUFFER

     Even though we anticipate that revenue from banner and site sponsorship advertisements will decline as a percentage of our future revenue, our future success still depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 36.0%, 57.2% and 45.1% of our revenue from the sale of banner and site sponsorship advertisements during the years ended December 31, 2001, 2000 and 1999, respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

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

     There are currently no generally accepted standards for the measurement of the effectiveness of Internet advertising. Standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. Our advertising customers may challenge or refuse to accept either our or third-party measurements of advertisement delivery.

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

  WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES, WHICH COULD LIMIT OUR GROWTH

     Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Laws and regulations may be adopted covering issues such as user privacy, pricing, content, taxation and quality of products and services. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media of communications, commerce and advertising. Various U.S. and foreign governments might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and directory services. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

  The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

  All the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2001.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Report of Arthur Andersen LLP, Independent Accountants......................................................... 33

Report of PricewaterhouseCoopers LLP, Independent Accountants.................................................. 34

Consolidated Balance Sheets as of December 31, 2001 and 2000................................................... 35

Consolidated Statements of Operations for each of the years in the three-year period ended December
31, 2001, 2000 and 1999........................................................................................ 36

Consolidated Statements of Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 2001, 2000 and 1999.................................................................. 37

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December
31, 2001, 2000 and 1999........................................................................................ 39

Notes to Consolidated Financial Statements..................................................................... 40

                    REPORT OF PUBLIC INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Switchboard Incorporated:

  We have audited the accompanying consolidated balance sheet of Switchboard Incorporated and subsidiaries (a Delaware corporation) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Switchboard Incorporated and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.




/s/ Arthur Andersen LLP

Boston, Massachusetts
January 23, 2002
(except for note L, as for which the date is March 12, 2002)

Report of Independent Accountants


To the Board of Directors and
Stockholders of Switchboard, Incorporated:

     In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Switchboard, Inc. and its subsidiary at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 1, 2001

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                        ----------------------------------
                                                                                            2001                   2000
                                                                                         -----------           -----------

Assets:
Cash and cash equivalents                                                                $ 4,211,911           $18,772,468
Restricted cash - compensating balance                                                       874,495                     -
Short-term investments                                                                     8,696,280            17,363,104
Accounts receivable, net of allowance of $1,200,311 and $401,878, respectively             1,634,633             5,571,655
Unbilled receivables                                                                         623,305             1,577,101
Prepaid royalties                                                                          6,133,065             6,500,000
Other current assets                                                                         630,901               699,715
                                                                                         -----------           -----------
     Total current assets                                                                 22,804,590            50,484,043

Long-term investments                                                                     46,183,243            34,634,236
Property and equipment, net                                                                2,884,899             1,428,893
Other assets, net                                                                          2,435,242            12,010,111
                                                                                         -----------           -----------

Total assets                                                                             $74,307,974           $98,557,283
                                                                                         ===========           ===========

Liabilities and stockholders' equity:
Accounts payable                                                                          $2,279,154            $1,287,939
Accrued expenses                                                                           4,385,447             3,027,188
Deferred revenue                                                                             760,785             1,512,182
Note payable, current portion                                                              2,000,000                     -
Capital lease obligation, current portion                                                    356,957                    -
                                                                                         -----------           -----------
     Total current liabilities                                                             9,782,343             5,827,309

Note payable, net of current portion                                                               -             2,000,000
Capital lease obligation, net of current portion                                             517,783                    -
                                                                                         -----------           -----------
Total liabilities                                                                         10,300,126             7,827,309

Commitments and contingencies (Note M)

Stockholders' equity:
Preferred Stock, $0.01 par value per share; 4,999,999 shares authorized
  and undesignated at December 31, 2001 and 2000, none issued and outstanding                      -                     -
Series E special voting preferred stock, $0.01 par value per share; one share authorized and designated. No shares issued and outstanding as of December 31, 2001.  One share issued and outstanding as of December 31,
  2000.                                                                                            -                     -
Common stock, $0.01 par value per share; authorized 85,000,000 shares, issued and outstanding 18,265,065 shares as of December 31,
  2001 and 25,633,614 shares as of December 31, 2000.                                        182,651               256,336
Additional paid-in capital                                                               160,681,247           182,341,816
Contribution receivable                                                                            -           (54,204,319)
Unearned compensation                                                                      (334,071)                     -
Accumulated other comprehensive income                                                       922,791               368,384
Accumulated deficit                                                                      (97,444,770)          (38,032,243)
                                                                                         -----------           -----------
     Total stockholders' equity                                                           64,007,848            90,729,974
                                                                                         -----------           -----------

Total liabilities and stockholders' equity                                               $74,307,974           $98,557,283
                                                                                         ===========           ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years Ended December 31,
                                                                 -------------------------------------------------------
                                                                     2001                 2000                   1999
                                                                 -----------           -----------           -----------
   Revenue                                                       $16,025,952           $20,310,399            $8,303,610

   Cost of revenue                                                 3,518,006             3,490,811             1,600,877
                                                                 -----------           -----------           -----------

   Gross profit                                                   12,507,946            16,819,588             6,702,733

   Operating expenses:
   Sales and marketing                                            26,937,759            29,182,385            10,857,390
   Research and development                                        6,701,543             3,473,504             1,922,915
   General and administrative                                      4,331,241             3,303,245             1,712,298
   Amortization of goodwill and intangibles                        8,016,806             1,568,308               866,013
   Loss on Viacom transaction                                     22,203,422                     -                     -
   Restructuring and other charges                                 6,950,850                     -                     -
                                                                 -----------           -----------           -----------
        Total operating expenses                                  75,141,621            37,527,442            15,358,616
                                                                 -----------           -----------           -----------

   Loss from operations                                         (62,633,675)          (20,707,854)            (8,655,883)

   Other income (expense):
   Interest income                                                 3,583,562             4,547,190               136,162
   Interest expense                                                  (65,738)              (14,533)             (287,234)
   Other-than-temporary unrealized loss on investment                (55,110)             (713,971)                    -
   Other (expense) income                                           (241,566)             (128,485)                2,059
                                                                 -----------           -----------           -----------
        Total other income (expense)                               3,221,148             3,690,201              (149,013)
                                                                 -----------           -----------           -----------

   Net loss                                                      (59,412,527)          (17,017,653)           (8,804,896)

   Accrued dividends for preferred stockholders                            -               270,615               938,732
                                                                 -----------           -----------           -----------

   Net loss attributable to common stockholders                 $(59,412,527)         $(17,288,268)          $(9,743,628)
                                                                ============          ============           ===========

   Basic and diluted net loss per share attributable
     to common stockholders                                           $(2.44)               $(0.75)               $(0.89)
                                                                      ======               =======                ======

   Shares used in computing basic and diluted
     net loss per share attributable to common
     stockholders                                                 24,336,641            22,973,993            10,914,944

   Unaudited pro forma basic and diluted net loss per
     share (Note B)                                                                         $(0.72)
                                                                                            ======

   Shares used in computing unaudited pro forma basic
     and diluted net loss per share                                                     23,606,616

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               Series E Special
                                               Voting Preferred
                                                    Stock             Common Stock
                                              ------------------ -----------------------
                                                Number              Number               Additional
                                                 of                   of                  Paid in      Contribution
                                                Shares   Value      Shares      Value     Capital       Receivable
                                              --------  ------- ------------ ---------- ------------- -------------
Balance, December 31, 1998                           -      $ -    7,013,250   $ 70,133  $    720,902   $         -
Issuance of common stock under stock option
  plans                                              -        -       42,124        421        78,515             -
Issuance of common stock and common stock
  warrants to Viacom Inc., net of issuance
  costs of $977,120                                  -        -    7,468,560     74,686    74,260,278   (70,312,084)
Issuance of common stock and warrants
  related to third party agreements                  -        -      140,000      1,400     1,545,671             -
Accrued dividends for preferred stockholders         -        -            -          -      (938,732)            -
Issuance of preferred stock to Viacom Inc.           1        -            -          -             -             -
Non-cash advertising and promotion expenses          -        -            -          -             -     4,069,246
Change in net unrealized gain on investment          -        -            -          -             -             -
Net loss                                             -        -            -          -             -             -

Comprehensive loss                                   -        -            -          -             -             -
                                              --------  ------- ------------ ---------- ------------- -------------
Balance, December 31, 1999                           1        -   14,663,934    146,640    75,666,634   (66,242,838)
Issuance of common stock under stock option
  and stock purchase plans                           -        -      157,627      1,576       630,814              -
Issuance of stock options to non-employees           -        -            -          -        37,573              -
Issuance of common stock pursuant to the
  Company's initial public offering                  -        -    6,325,000     63,250    86,240,697              -
Conversion of preferred to common stock in
  connection with the Company's initial
  public offering                                    -        -    3,552,421     35,524    16,554,661              -
Issuance of common stock and warrants
  related to third party agreements                  -        -      934,632      9,346     3,482,052        214,325
Non-cash advertising and promotion expenses          -        -            -          -             -     11,824,194
Accrued dividends for preferred stockholders         -        -            -          -      (270,615)             -
Change in net unrealized gain on investments         -        -            -          -             -              -
Net loss                                             -        -            -          -             -              -

Comprehensive loss                                   -        -            -          -             -              -
                                              --------  ------- ------------ ---------- ------------- -------------
Balance, December 31, 2000                           1        -   25,633,614    256,336   182,341,816   (54,204,319)
Issuance of common stock under stock option
  and stock purchase plans                           -        -      120,011      1,200       259,057             -
Expenses resulting from issuance of common
  stock and warrants related to third party
  agreements                                         -        -            -          -      (110,456)            -
Unearned compensation associated with grant
  of below market stock options to an employee       -        -            -          -       436,460             -
Amortization of unearned compensation                -        -            -          -             -             -
Restructuring of Viacom Inc. relationship           (1)       -   (7,488,560)   (74,885)  (22,245,630)   44,523,937
Non-cash advertising and promotion expenses          -        -            -          -             -     9,680,382
Change in net unrealized gain on investments         -        -            -          -             -             -
Net loss                                             -        -            -          -             -             -

Comprehensive loss                                   -        -            -          -             -             -
                                              --------  ------- ------------ ---------- ------------- -------------
Balance, December 31, 2001                           -      $ -   18,265,065   $182,651  $160,681,247   $         -
                                              ========  ======= ============ ========== ============= =============

                            SWITCHBOARD INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                                                Accumulated                         Total
                                                                   Other                         Stockholders'
                                                  Unearned      Comprehensive     Accumulated       Equity
                                                Compensation       Income           Deficit        (Deficit)
                                               --------------- ---------------- -------------- ----------------
Balance, December 31, 1998                           $       -       $        -   $(12,209,694)    $(11,418,659)
Issuance of common stock under stock option
  plans                                                                       -              -           78,936
Issuance of common stock and common stock
  warrants to Viacom Inc., net of issuance
  costs of $977,120                                                           -              -        4,022,880
Issuance of common stock and warrants
  related to third party agreements                                           -              -        1,547,071
Accrued dividends for preferred stockholders                 -                -              -         (938,732)
Issuance of preferred stock to Viacom Inc.                   -                -              -                -
Non-cash advertising and promotion expenses                  -                -              -        4,069,246
Change in net unrealized gain on investment                  -        1,855,950              -        1,855,950
Net loss                                                     -                -     (8,804,896)      (8,804,896)
                                                                                               ----------------
Comprehensive loss                                           -                -              -       (6,948,946)
                                               --------------- ---------------- -------------- ----------------
Balance, December 31, 1999                                   -        1,855,950    (21,014,590)      (9,588,204)
Issuance of common stock under stock option
  and stock purchase plans                                   -                -              -          632,390
Issuance of stock options to non-employees                   -                -              -           37,573
Issuance of common stock pursuant to the
  Company's initial public offering                          -                -              -       86,303,947
Conversion of preferred to common stock in
  connection with the Company's initial
  public offering                                            -                -              -       16,590,185
Issuance of common stock and warrants
  related to third party agreements                          -                -              -        3,705,723
Non-cash advertising and promotion expenses                  -                -              -       11,824,194
Accrued dividends for preferred stockholders                 -                -              -         (270,615)
Change in net unrealized gain on investments                 -       (1,487,566)             -       (1,487,566)
Net loss                                                     -                -    (17,017,653)     (17,017,653)
                                                                                               ----------------
Comprehensive loss                                           -                -              -      (18,505,219)
                                               --------------- ---------------- -------------- ----------------
Balance, December 31, 2000                                   -          368,384    (38,032,243)      90,729,974
Issuance of common stock under stock option
  and stock purchase plans                                   -                -              -          260,257
Expenses resulting from issuance of common
  stock and warrants related to third party
  agreements                                                 -                -              -         (110,456)
Unearned compensation associated with grant
  of below market stock options to an employee        (436,460)               -              -                -
Amortization of unearned compensation                  102,389                -              -          102,389
Restructuring of Viacom Inc. relationship                    -                -              -       22,203,422
Non-cash advertising and promotion expenses                  -                -              -        9,680,382
Change in net unrealized gain on investments                 -          554,407              -          554,407
Net loss                                                     -                -    (59,412,527)     (59,412,527)
                                                                                               ----------------
Comprehensive loss                                           -                -              -      (58,858,120)
                                               --------------- ---------------- -------------- ----------------
Balance, December 31, 2001                           $(334,071)       $ 922,791   $(97,444,770)    $ 64,007,848
                                               =============== ================ ============== ================

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                                ------------------------------------------
                                                                                     2001           2000           1999
                                                                                ------------   ------------    -----------
Cash flows from operating activities:
Net loss                                                                        $(59,412,527)  $(17,017,653)   $(8,804,896)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                               2,649,253      1,311,536        790,574
       Amortization of unearned compensation                                         102,389              -              -
       Loss on disposal of property and equipment                                    175,861        124,000              -
       Expense related to warrant grants                                                   -        552,306        497,071
       Write-off of technology                                                             -              -              -
       Non-cash advertising and promotion expense                                  9,680,382     11,824,194      4,069,246
       Loss on Viacom Inc. transaction                                            22,203,422              -              -
       Restructuring and other charges, non-cash portion                           5,231,877              -              -
       Other-than-temporary unrealized loss on available for sale
         investments                                                                  55,110        713,971              -

     Changes in operating assets and liabilities:
       Accounts receivable                                                         3,937,021     (5,479,181)      (176,055)
       Unbilled receivables                                                          953,796      1,390,675       (494,149)
       Other current assets                                                       (2,357,889)      (219,639)      (467,516)
       Other assets                                                                5,881,408     (5,971,622)      (442,191)
       Directory services agreement                                                        -     (6,500,000)             -
       Accounts payable                                                              991,214        500,754        750,195
       Accrued expenses                                                             (235,451)       158,683        600,805
       Accrued restructuring                                                       1,509,534              -              -
       Deferred revenue                                                             (751,397)       163,037        899,909
                                                                                ------------   ------------    -----------
          Net cash used in operating activities                                   (9,385,997)   (18,448,939)    (2,777,007)

Cash flows from investing activities:
    Purchases of property and equipment                                           (2,941,701)    (1,016,743)      (942,155)
    Acquisition of business                                                                -        (77,369)             -
    Restricted cash                                                                 (874,495)              -             -
    Proceeds from short-term investments                                           8,589,810    (17,276,143)             -
    Purchases of long-term investments                                           (10,972,695)   (34,291,885)             -
                                                                                ------------   ------------    -----------
         Net cash used in investing activities                                    (6,199,081)   (52,662,140)      (942,155)

Cash flows from financing activities:
     Proceeds from convertible promissory notes - related party                            -              -      3,335,307
     Proceeds from issuance of common stock, net                                     149,781     86,906,954      4,101,816
     Proceeds from capital leases                                                  1,100,652              -              -
     Payments on capital leases and notes payable                                   (225,912)      (627,958)      (500,000)
                                                                                ------------   ------------    -----------
         Net cash provided by financing activities                                 1,024,521     86,278,996      6,937,123

Net (decrease) increase in cash and cash equivalents                             (14,560,557)    15,167,917      3,217,961

Cash and cash equivalents at beginning of year                                    18,772,468      3,604,551        386,590
                                                                                ------------   ------------    -----------
Cash and cash equivalents at end of year                                          $4,211,911    $18,772,468     $3,604,551
                                                                                ============   ============    ===========

Supplemental schedule of cash flow information:
   Interest paid                                                                     $65,738        $42,491       $117,084
                                                                                     =======        =======       ========

Supplemental statement of non-cash financing activity:
   Conversion of redeemable preferred stock into common stock                              -    $16,590,185              -
   Issuance of common stock for distribution agreement                                     -     $2,968,475              -
   Issuance of payable and stock options related to acquisition                            -     $2,037,573              -
   Unrealized (gain) loss on investments                                           $(499,297)    $1,487,566              -
   Settlement of convertible promissory notes through issuance of
     preferred stock                                                                       -              -    $11,722,452
   Issuance of common stock for technology                                                 -              -     $1,050,000
   Non-cash issuance cost                                                                  -              -       $375,000
   Warrants received in connection with a Development, Access and License
     agreement                                                                             -              -       $774,900

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

A. Nature of Business

     Switchboard Incorporated, a Delaware corporation (the "Company"), commenced operations in February 1996. From the Company's inception (February 19, 1996) until March 7, 2000, the Company was a unit and later a subsidiary of ePresence Inc. (formerly Banyan Worldwide, "ePresence"). As of December 31, 2001, ePresence beneficially owned approximately 53.7% of the Company's common stock. The Company is a provider of Web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. The Company offers a broad range of functions, content and services, including yellow and white pages, product searching, location based searching and interactive maps and driving directions. The Company's Web site, Switchboard.com, is a showcase for the Company's technology and breadth of directory product offerings, and is a resource for consumers and businesses alike. The Company offers its users local information about people and businesses across the United States and Canada. The Company operates in one business segment as a provider of Web-hosted directory technologies and customized yellow pages platforms.

     The Company is subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, acceptance and effectiveness of Internet advertising, dependence on principal products and third-party technology, new product development, new product introductions and other activities of competitors, dependence on key personnel, security and privacy issues, dependence on strategic relationships and limited operating history.

     The Company has also experienced substantial net losses since its inception and, as of December 31, 2001, had an accumulated deficit of $97.4 million. Such losses and accumulated deficit resulted from the Company's lack of substantial revenue and significantly increased costs incurred in the development of the Company's products and services and in the preliminary establishment of the Company's infrastructure. The Company expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. The Company believes that the funds currently available would be sufficient to fund operations through at least the next 12 months.

B. Summary of Significant Accounting Policies

                          Principles of Consolidation
                          ---------------------------

     The accompanying financial statements, which are derived from both the independent books and records of the Company and its subsidiaries and the historical books and records of ePresence, include the assets, liabilities, revenues and expenses of the Company at historical cost. Intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

     These financial statements are intended to present management's estimates of the results of operations and financial condition of the Company as if it had operated as a stand-alone company since inception. Certain of the costs and expenses are management estimates of the cost of services provided by ePresence and its subsidiaries. As a result, the financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a nonaffiliated entity.

                                Use of Estimates
                                ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent liabilities at the period end, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   Cash Equivalents and Marketable Securities
                   ------------------------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Those instruments with original maturities between three and twelve months are considered to be short-term marketable securities, and investments with maturities of greater than one year are classified as long-term marketable securities. Cash equivalents and marketable securities are carried at market, and consist primarily of interest bearing deposits with major financial institutions.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company classifies all of its marketable equity securities as available for sale securities. These securities are valued at fair value and consist primarily of U.S government securities, corporate and municipal issues and interest bearing deposits with major banks. Unrealized holdings gains and losses are reported as a component of accumulated other comprehensive income, a separate component of Stockholders' Equity. Other-than-temporary unrealized losses are reported as a component of other income (expense) within the Statement of Operations.

                             Property and Equipment
                             ----------------------

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated asset lives:

         Computers, peripherals and servers                           3 years
         Office equipment                                           3-5 years
         Software                                                     3 years
         Furniture and fixtures                                       5 years

     Leasehold improvements are depreciated over the asset's estimated useful life or the remaining life of the lease, whichever is shorter. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective amounts and any gain or loss is reflected in operations.

                            Goodwill and Intangibles
                            ------------------------

     The Company recorded amounts in excess of assets acquired pursuant to its acquisition of Envenue Inc. ("Envenue") in November 2000 as goodwill. Subsequently, in December 2001, the Company evaluated the net realizable value of its goodwill in Envenue, and determined that it had been impaired based upon undiscounted future cash flows. As a result, the Company recorded a loss on impairment as a component of its fourth quarter of 2001 restructuring and other charges as a one-time charge to earnings (Note S). Pursuant to a distribution agreement the Company entered into with America Online, Inc. ("AOL"), the Company issued shares of its common stock to AOL. The value of these shares of common stock have been recorded as an intangible asset, and is being amortized on a straight-line basis over the distribution agreement (Note E).

     The Company evaluates the net realizable value of its goodwill and intangibles on an ongoing basis, relying on a number of factors including operating results, business plans, budgets, economic projections and undiscounted cash flows. In addition, the Company's evaluation considers non-financial data such as market trends, project development cycles and changes in management's market emphasis.

                               Advertising Expense
                               -------------------

     Advertising costs are expensed as incurred and totaled $22,061,040, $16,719,299 and $6,114,543 in the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, the costs included $9,680,382, $11,824,194 and $4,069,246 of non-cash advertising received from Viacom Inc. (formerly CBS Corporation, Note L), respectively.

                               Revenue Recognition
                               -------------------

     The Company generates its revenue primarily from its merchant network and banner and site sponsorship advertising. Generally, revenue is recognized as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable.

     The Company's merchant network revenue includes revenue from various licensing agreements with its merchant network alliance partners. These agreements involve engineering work to develop a Web-hosted platform for the Company's alliance partners, a license fee based upon the size and complexity of the platform; and a per merchant fee per month based upon the number of merchants they promote in the platform. Engineering and license fees are recognized ratably over the life of the contract. The per merchant fees are generally paid on a monthly basis, and revenue is recognized as services are performed.

     Merchant network revenue also includes revenue from activities in which the Company runs trademark and display ads in the Switchboard.com yellow pages directory, builds and hosts Web sites for local merchants, charges customer acquisition fees to program partners for the initiation and set-up of new local merchant Web sites and sends related direct electronic mail-based promotions. For trademark, display ads and the hosting of Web sites, the Company charges a subscription fee. Subscription fees are recognized over the period that the trademark ad, display ad or local merchant Web site is in place, which typically is between a month and a year. Customer acquisition fees are recognized when the local merchant Web site construction is complete. Revenue from direct electronic-based promotions is recognized as services are performed.

     The Company's banner and site sponsorship advertising revenue is derived principally from short-term advertising contracts and sponsorship agreements in which the Company receives a fixed fee or earns a fee based on a per thousand impressions or per action basis. Banner and site sponsorship advertising revenue also includes related direct electronic mail-based promotions. The duration of the Company's advertising commitments from customers typically range from two weeks to one year. Revenue from banner and site sponsorship advertising is recognized as the services are delivered.

     Deferred revenue is principally comprised of billings in excess of recognized revenue relating to advertising agreements and licensing fees received pursuant to advertising or services agreements in advance of revenue recognition. Unbilled receivables are principally comprised of revenues earned and recognized in advance of invoicing customers, resulting from contractually defined billing schedules.

                     Risks, Concentrations and Uncertainties
                     ---------------------------------------

     The Company invests its cash and cash equivalents primarily in deposits and money market funds with financial institutions. The Company has not experienced any realized losses to date on its invested cash.

     A potential exposure to the Company is a concentration of credit risk in trade accounts receivable. The Company maintains reserves for credit losses and, to date, such losses have been within management's expectations. As of December 31, 2001, two customers accounted for 26.7% and 21.9% of accounts receivable. As of December 31, 2000, one customer accounted for 18.5% of accounts receivable. One customer accounted for 16.8% of revenue and AOL accounted for 25.4% of revenue for the year ended December 31, 2001. One customer accounted for 15.8% of revenue for the year ended December 31, 2000, while one customer accounted for 22.7% of revenue for the year ended December 31, 1999.

                                  Income Taxes
                                  ------------

     The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss and tax credit carry-forwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                       Fair Value of Financial Instruments
                       -----------------------------------

     The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses and a note payable, approximate their fair values.

                     Accounting for Stock-Based Compensation
                     ---------------------------------------

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note Q). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

               Net Loss per Share and Pro Forma Net Loss per Share
               ---------------------------------------------------

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. In 1999 and 2000, the net loss used in the calculation of basic net loss per share attributable to common stockholders is increased by the accrued dividends for the preferred stock outstanding in each period. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. During the years ended December 31, 2001, 2000 and 1999, options to purchase 4,206,080, 3,526,080 and 2,951,600 shares of common stock, respectively, preferred stock convertible into none, one and 3,552,422 shares of common stock, respectively, and warrants for 918,468, 1,451,937 and 1,751,937 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. Pro forma basic and diluted net loss per share have been calculated in 2000 assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance.

                           Comprehensive Income (Loss)
                           ---------------------------

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report all changes in stockholders' equity during a period, except those resulting from investment by owners and distribution to owners, in comprehensive income in the period in which they are recognized.

                       Derivative Instruments and Hedging
                       ----------------------------------

     During 2001, the Company had no derivative investments or accounting hedges in place.

C. Concurrent Transactions

     The Company had barter transactions totaling $836,000, or 5.2% of revenue, and $1,630,000, or 8.0% of revenue, for the years ended December 31, 2001 and 2000, respectively, in which the Company received promotion in exchange for promotion on the Company's Web site or through direct e-mail distributions. The Company also had other nonmonetary transactions totaling $732,000, or 3.6% of revenue, for the year ended December 31, 2000, in which the Company received certain marketing assets in exchange for promotion on the Company's Web site or through direct e-mail distributions. Revenue from advertising barter has been valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction. Revenues from other nonmonetary transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. The Company recorded no concurrent transactions in the year ended December 31, 1999.

D. Property and Equipment

    Property and equipment consisted of the following at:

                                                                      December 31,
                                                                  2001            2000
                                                                  ----            ----
       Computers, peripherals and servers                   $4,119,639      $2,152,930
       Office equipment                                        268,838         257,829
       Software                                                593,245         483,904
       Furniture and fixtures                                  144,467          72,968
       Leasehold improvements                                  341,850          27,255
                                                               -------          ------
                                                             5,468,039       2,994,886
       Accumulated depreciation                             (2,583,140)     (1,565,993)
                                                           -----------     -----------
           Total                                            $2,884,899      $1,428,893
                                                            ==========      ==========



     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $1,234,824, $662,469 and $377,878, respectively.

E. AOL

     In December 2000, the Company entered into a Directory and Local Advertising Platform Services Agreement (the "Directory Agreement") with AOL, to develop a new directory and local advertising platform and product set to be featured across specified AOL properties.

     The Company and AOL share specified directory advertisement revenues during the term of the Directory Agreement. In general (i) the Company will receive a majority of the first $35.0 million of such directory advertisement revenues and
(ii) the Company will receive a lesser share of any additional such directory advertisement revenues. The Company paid AOL $13.0 million at the signing of the directory agreement. The directory agreement calls for a second payment of $13.0 million on or before March 11, 2002. The Company has had discussions with AOL regarding the timing of this payment, and has not yet made payment of this amount. AOL has not asserted a breach of the agreement based upon this nonpayment. Any such assertion would fall within the resolution and arbitration provisions of the agreement. AOL has participated in discussions with the Company. AOL has committed to pay at least $2.0 million to the Company in consulting or service fees, of which we had delivered $1.9 million in services to AOL through December 31, 2001. The Directory Agreement has an initial term of four years, which term is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 24 months and again after 36 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if the Company is acquired by one of certain third parties or (c) if AOL acquires one of certain third parties and AOL pays to the Company a termination fee of $25.0 million.

     In connection with entering into the Directory Agreement, the Company issued to AOL 746,260 shares of its common stock, and agreed to issue to AOL 746,260 shares of common stock if the Directory Agreement continues after two years and an additional 746,260 shares of common stock if the Directory Agreement continues after three years. If the Company and AOL renew the Directory Agreement for at least an additional four years after the initial term, the Company agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32. The Company granted AOL "piggy-back" registration rights and up to two Form S-3 demand registration rights with respect to the foregoing shares of common stock.

     The Company recorded expense related to the amortization of $13.0 million paid and the value of the 746,260 shares issued of $7,297,566 and $411,959 during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had $6.1 million, of the $13.0 million paid, recorded as prepaid royalties.

     Net revenue recognized from AOL was $4,074,129, or 25.4% of revenue, for 2001. The Company anticipates that revenue from AOL will represent an even greater percentage of its revenue in 2002 and will be a material component of its overall business. Amounts due from AOL included in accounts receivable at December 31, 2001 and 2000 were $573,863 and $200,000, respectively, and unbilled receivables as of December 31, 2001 were $618,357.

F. Envenue Acquisition

     On November 24, 2000, the Company acquired Envenue, a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The transaction was accounted for as a purchase. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002, and $37,573 in recorded value of stock options to purchase 10,200 shares of the Company's common stock issued to non-employees. The Company used a 0% dividend yield, 100% expected volatility, 6.297% risk free interest rate, 5.0 year life and fair value of $4.750 per share as inputs to the Black-Scholes option pricing model to determine the value attributable to these options. There is also an 18-month earn-out of up to $2.0 million contingent on performance to be paid on or before July 8, 2002.

     The estimated total purchase price of the Envenue acquisition, excluding any earn-out payment, is as follows:

            Payable related to acquisition                           $2,000,000
            Options issued to non-employees                              37,573
            Estimated expenses of transaction                            79,523
                                                                     ----------
                                                                     $2,117,096

     The purchase price allocation is as follows:

            Net liabilities acquired                                 $(168,386)
            Goodwill                                                  2,285,482
                                                                     ----------
                                                                     $2,117,096

     The Company recorded $2,285,482 of goodwill from the acquisition in 2000. Goodwill represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets. The Company was amortizing this goodwill on a straight-line basis using an estimated useful life of 5 years. The Company has determined that the pro forma results of operations for the year ended December 31, 2000, assuming Envenue and the Company had been combined as of the beginning of 2000, were not materially different from the results of operations presented.

     In December 2001, the Company exercised its rights under the acquisition agreement to substantially reduce the funding of its Envenue acquisition. Additionally, the Company evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result, the Company recorded during the three months ending December 31, 2001 as a component of restructuring and other charges $1,858,858 for the impairment of goodwill. (Note S)

G. Other Assets

     Other assets consist of the following at:

                                                                                           December 31,
                                                                                  --------------------------
                                                                                     2001            2000
                                                                                  ----------     -----------
        Value of stock issued under AOL Directory Agreement                       $3,182,800      $3,182,800
        Prepayment related to AOL Directory Agreement                                      -       6,133,065
        Deferred project costs                                                        95,032         280,748
        Goodwill                                                                           -       2,285,482
        Software licenses                                                                  -       1,050,000
                                                                                  ----------     -----------
                                                                                   3,277,832      12,932,095
        Accumulated amortization                                                    (842,590)       (921,984)
                                                                                  ----------     -----------
        Total                                                                     $2,435,242     $12,010,111
                                                                                  ==========     ===========

     Amortization expense for other assets, excluding deferred project costs, was $1,414,418, $649,067 and $412,696 for the years ended December 31, 2001,
2000 and 1999, respectively, and are included in operating expenses.

     Deferred project costs represent costs incurred that are directly associated with customer contracts for which the Company has not yet started recognizing revenue. These costs, which consist mainly of salary and benefits costs, are deferred until revenue on the related project is recognized in order to properly match revenue and associated expenses. Deferred costs are amortized over the same period as the related revenue, and are included in cost of revenue. The Company recognized expense of $202,047, $246,292 and $222,663 related to these deferred project costs in the years ended December 31, 2001, 2000 and 1999, respectively.

     On May 18, 1998, the Company acquired the Maps On Us Internet mapping technology from Lucent Technologies Inc. ("Lucent"). The technology was acquired to integrate into the Company's directory Web site. The Company paid Lucent $500,000 in cash and executed a note payable of $1,100,000 to be paid over a two-year period. During the year ended December 31, 2000, the Company completed payment of the final principal and interest payable under the note. A significant portion of the technology acquired was deemed incomplete as it did not meet the criteria for capitalization. Therefore, the Company recorded a charge to product development of $1,400,000 for the purchase of incomplete technology in 1998. The Company amortized the remaining $200,000 of value on a straight-line basis over a period of two years, which ended in May 2000.

     In May 1999, the Company issued 140,000 shares of its common stock to a software provider. The Company capitalized $1,050,000, the fair value of its common stock issued, and amortized that amount over a two-year period which ended in May 2001. (Note O)

H. Marketable Securities

     The following is a summary of investments at December 31, 2001 and 2000:


                                                                 Unrealized
                                                              -----------------
                                      Amortized Cost          Gains      Losses     Estimated Fair Value
2001                                  --------------          -----      ------     --------------------
----
Short Term
U.S. corporate debt securities          $3,624,191             $310      $1,614            $3,622,887
U.S. Government obligations              3,061,320            5,432           -             3,066,752
Marketable CDs                           2,000,823                -           -             2,000,823
Warrant                                      5,818                -           -                 5,818
                                       -----------         --------     -------           -----------
  Total short term investments           8,692,152            5,742       1,614             8,696,280

Long Term
U.S. corporate debt securities          26,970,359          531,097       9,621            27,491,835
U.S. Government obligations             12,783,377          337,089           -            13,120,466
Municipal obligations                    5,510,844           60,098           -             5,570,942
                                       -----------         --------     -------           -----------
  Total long term investments           45,264,580          928,284       9,621            46,183,243
                                       -----------         --------     -------           -----------
  Total investments                    $53,956,732         $934,026     $11,235           $54,879,523
                                       ===========         ========     =======           ===========


                                                                 Unrealized
                                                              -----------------
                                      Amortized Cost          Gains      Losses     Estimated Fair Value
2000                                  --------------          -----      ------     --------------------
----
Short Term
U.S. corporate debt securities          $9,547,540          $14,911        $ -             $9,562,451
U.S. Government obligations              2,040,730            6,646          -              2,047,376
Municipal obligations                    1,502,068            7,032          -              1,509,100
Marketable CDs                           4,185,806              176      2,733              4,183,249
Warrant                                     60,928                -          -                 60,928
                                       -----------         --------     ------            -----------
  Total short term investments          17,337,072           28,765      2,733             17,363,104

Long Term
U.S. corporate debt securities          20,605,630          183,305      5,057             20,783,878
U.S. Government obligations              8,171,781          144,507          -              8,316,288
Municipal obligations                    5,514,473           19,597          -              5,534,070
                                       -----------         --------     ------            -----------
  Total long term investments           34,291,884          347,409      5,057             34,634,236
                                       -----------         --------     ------            -----------

  Total investments                    $51,628,956         $376,174     $7,790             51,997,340
                                       ===========         ========     ======            ===========

     The Company had short and long-term marketable securities of $19,884,282 and $34,995,241 maturing within the one-year and one to five-year periods beginning December 31, 2001, respectively.

     In August 1999, in connection with a Development, Access and License agreement with a third party, the Company was issued a warrant for 150,000 shares of common stock, with an exercise price of $9.19 per share. In December 2000 and again in September 2001, the Company assessed a decline in market value of the third party's publicly traded common stock and determined that the decline in value was other-than-temporary. As a result, the Company recorded as a component of other income and expense unrealized losses on investments of $55,110 and $713,971 in the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, approximately $6,000 in value remains recorded as a component of short-term investments. The underlying common stock of the third party is publicly traded and can be registered at the demand of the Company any time after June 16, 2000. The warrant expires on June 30, 2002.

I. Accrued Expenses

     Accrued expenses consist of the following at:

                                                               December 31,
                                                      -----------------------------
                                                         2001               2000
                                                      ----------        -----------
          Compensation                                  $834,914           $782,482
          Restructuring                                1,640,908                  -
          Royalties                                       77,398            106,634
          Professional services                          162,329            156,854
          Deferred cost benefit                                -            516,600
          Franchise and excise tax                       163,181            301,801
          Merchant services marketing                     12,179            371,321
          Advertising                                          -            329,945
          Other                                        1,494,538            461,551
                                                      ----------        -----------
          Total                                       $4,385,447        $ 3,027,188
                                                      ==========        ===========

J. Convertible Promissory Notes

     On August 29, 1997, the Company entered into a collateralized convertible note facility with ePresence. The facility was initially for $3,000,000, and was increased on February 20, 1998 to $7,000,000 and on May 3, 1999 to $10,000,000.
Outstanding amounts under the facility bore interest at a rate equal to the applicable federal rate under Section 1274 of the Internal Revenue Code of 1986, as amended, for short-term loans with annual compounding interest for the month in which such loan was made and were due and payable on June 30, 2000. At December 31, 1998 and 1999 the interest rate in effect was 4.33%, and 5.74%, respectively. The outstanding amount of principal and interest was convertible at the option of ePresence into shares of Series C Convertible Preferred Stock at a rate of $4.00 per share, subject to adjustment, at any time. The entire outstanding amount of principal and interest was converted on June 30, 1999 (Note P). The Company may not borrow any additional amounts under this facility.

     On May 3, 1999, the Company entered into a second collateralized convertible note facility with ePresence. This facility was subsequently amended and restated in its entirety on January 26, 2000. The facility was originally for $5,000,000. Outstanding amounts bear interest at a rate equal to the applicable federal rate under Section 1274 of the Internal Revenue Code of 1986, as amended, for short-term loans with annual compounding interest for the month in which such loan was made and are due and payable on January 1, 2001. At December 31, 1999, the interest rate in effect was 5.74%. The outstanding amount of principal and interest was convertible at the option of ePresence into shares of Series D Convertible Preferred Stock at $7.50 per share, subject to adjustment, at any time. Subsequent to December 31, 1999, the Company may not borrow any additional amounts under this facility. As of December 31, 2001 and 2000, there were no amounts due under this facility.

     On June 30, 1999, the Company issued 87,345 shares of Series D Convertible Preferred Stock to ePresence upon the conversion by ePresence of principal and interest of $655,089 under this facility. The dollar amount converted represented an estimate of all of the principal and interest outstanding as of June 30, 1999. As of July 1, 1999, the Company issued 59,160 additional shares of Series D Convertible Preferred Stock to ePresence upon the conversion by ePresence of principal and interest of $443,699 under this facility. The additional dollar amount converted represented the actual amount of all of the principal and interest outstanding as of June 30, 1999, after giving effect to the estimate the Company made on June 30, 1999. This conversion was made by ePresence to put ePresence and CBS Corporation in the equity ownership position they would have been in had the actual amount of outstanding principal and interest at June 30, 1999 been known on June 30, 1999. Subsequent to December 31, 1999, the Company may not borrow any additional amounts under this facility. As of December 31, 2001 and 2000, there were no amounts due under this facility.

K. Related Parties

     The Company and ePresence entered into a corporate services agreement dated November 1, 1996 under which ePresence's corporate staff provided certain administrative services, including financial and accounting and payroll advice, treasury, tax and insurance services for which the Company paid ePresence a monthly fee based on the Company's headcount and the level of services provided by ePresence. Under a revised agreement dated March 7, 2000, ePresence continued to provide certain administrative, technical support and equipment maintenance services for the Company. On March 7, 2001, the agreement expired.

     The Company and ePresence entered into a new corporate services agreement dated March 7, 2002, under which ePresence will provide the Company with telephone service and support for an amount of $75,000 per year. The new agreement includes past services incurred since the March 7, 2001 expiration of the previous agreement, as well as future telephone services through February 28, 2003. As of December 31, 2001, the Company had accrued expenses of $62,500 related to these unbilled services. For services provided prior to the expiration of the agreements, Switchboard was charged $29,166, $195,128 and $295,788 in 2001, 2000 and 1999, respectively. Management believes that the service fees charged by ePresence are reasonable and that such fees are representative of the expenses the Company would have incurred on a stand-alone basis.

     For additional items such as legal support and support in financing and acquisition transactions, the Company is charged based on ePresence's labor costs for the employee performing the services. Further, the Company reimburses ePresence for its pro rata share of employee benefit plan expenses.

     The Company leases the space it occupies under a sublease entered into in January 2001. Under the sublease, the Company paid approximately $488,069 to ePresence during 2001. Previous to this sublease agreement, the Company paid ePresence rent in an amount that was approximately equal to its pro rata share of ePresence's rent and occupancy costs. The Company's share of ePresence's rent and occupancy costs was $51,102, $288,038 and $195,156 in 2001, 2000 and 1999,
respectively.

     Certain directors of the Company hold positions as officers or directors of ePresence. The Chairman of the Board of Directors of the Company is also Chairman of the Board of Directors, President and Chief Executive Officer of ePresence. One director of the Company is Senior Vice President and Chief Financial Officer of ePresence. Another director of the Company is also a director of ePresence. In 2001, 2000 and 1999, no compensation was paid to these directors by the Company for their services other than option grants under the Company's equity incentive plans.

L. Restructuring of Viacom Relationship

     In 1999, the Company and Viacom Inc. ("Viacom", formerly CBS Corporation) consummated a number of agreements under which Viacom acquired a 35% equity stake in Switchboard, through the issuance of 7,468,560 shares of the Company's common stock and one share of Series E Special Voting Preferred Stock (Note P). In exchange, the Company received $5,000,000 in cash and the right to receive advertising and promotional value over a term of seven years, across the full range of CBS media properties, as well as those of its radio and outdoor subsidiary, Infinity Broadcasting Corporation. As part of the transactions, Viacom was also issued warrants to purchase up to an additional 1,066,937 shares of the Company's common stock at a per share exercise price of $1.00, which would have increased its ownership position in the Company to 40% at the time of the transaction. The number of shares of common stock and warrants issued to Viacom were subject to adjustment in the event of certain future issuances of securities by the Company.

     The Advertising and Promotion Agreement dated as of June 30, 1999 among the Company, ePresence and Viacom provided advertising with a future value of $95 million to the Company over a seven-year period, subject to one year renewals upon the mutual written agreement of the Company, ePresence and Viacom. The net present value of the advertising was recorded as a contribution receivable for the common stock issued. The contribution receivable was reduced as the Company utilized advertising based on the proportion of advertising provided to the total amount to be provided over the seven-year term.

     The Company was required to pay Viacom a 25% commission on the net advertising revenues derived from the sale of advertising displayed to Viacom users through the co-branded interfaces or vertical guides during the term of the agreement. Additionally, the Company was required to pay a 12% sales commission for advertising sold by Viacom on the Company's Web site, or on advertisements displayed to Viacom users through co-branded interfaces or vertical guides.

     Viacom and the Company also entered into a License Agreement dated as of June 30, 1999 which provided a ten-year license, subject to extension, to the Company for the utilization of the CBS trademarks in identifying, marketing and promoting the Company's Web site.

     Additionally, ePresence issued a common stock purchase warrant to Viacom on June 30, 1999, whereby Viacom received warrants to purchase 250,000 shares of ePresence's common stock at $11.27 per share. The Company recorded the fair value of the ePresence warrants based on the Black-Scholes option pricing model as a common stock issuance cost of $375,000.

     In August 2001, the Company entered into a restructuring agreement with Viacom and ePresence, under which, among other things, the Company agreed to terminate its right to the placement of advertising on Viacom's CBS properties with an expected net present value of approximately $44,523,937 in exchange for, primarily, the reconveyance by Viacom to the Company of 7,488,560 shares of the Company's common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of the Company's common stock and the reconveyance to the Company of the one outstanding share of the Company's series E special voting preferred stock. In addition, as part of the restructuring of the Company's relationship with Viacom, its license to use specified CBS trademarks terminated on January 26, 2002.

     On October 26, 2001, the Company obtained approval for the restructuring agreement by its stockholders and closed the transactions contemplated by the restructuring agreement. At the closing, the two individuals who had been elected directors by Viacom pursuant to Viacom's rights as the holder of the Company's special voting preferred stock resigned as directors of the Company. Due to the reduction in the number of outstanding shares of the Company's stock associated with the closing, ePresence became the Company's majority stockholder, beneficially owning approximately 54% of the Company's outstanding stock.

     In connection with the termination of its advertising and promotion agreement with Viacom, the Company recorded a one-time, non-cash accounting loss of $22,203,422 in the Company's 2001 statement of operations. The non-cash accounting loss resulted from the difference between the net present value of the Company's remaining advertising rights with Viacom, which were terminated, and the value of the shares of the Company's common and preferred stock that were reconveyed and the warrants that were cancelled. The Company determined the value of the 7,488,560 shares of common stock reconveyed and one share of preferred stock cancelled to be $20,967,971 using the closing market price of the Company's common stock of $2.80 per share on October 26, 2001. The Company used the Black-Scholes warrant pricing model to determine a value of $1,352,544 attributable to the canceled warrants.

     Subsequently, on February 27, 2002, Viacom exercised its warrant pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of common stock. Additionally, on March 12, 2002, the Company repurchased such 386,302 shares of common stock from Viacom at a price of $3.25 per share. The Company will account for these shares as treasury stock.

M. Commitments and Contingencies

     The Company leases facilities and certain equipment under non-cancelable lease agreements which expire at various dates through March of 2005. Under these agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Excluding rent paid to ePresence (Note K), the Company recorded rent expense of $356,958 and $100,437 in the years ended December 31, 2001 and 2000, respectively. In addition, the Company has entered into certain license agreements, under which the Company is required to pay minimum royalty payments through December 2002.

     At December 31, 2001, future minimum lease payments under operating leases and license agreements with minimum terms exceeding one year are as follows:

             2002                                             $1,220,149
             2003                                                185,964
             2004                                                156,825
             2005                                                 38,809
             ---------------------------------------- -------------------
             Total future minimum payments                    $1,601,747
                                                              ==========

     On November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard's initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Greenlaw and Mr. Polnerow are officers of Switchboard, and Mr. Jewett is a former officer of Switchboard. The complaint is captioned Kristina Ly v. Switchboard Incorporated, et al., 01-CV-10595. The complaint alleges that the registration statement and final prospectus relating to Switchboard's initial public offering contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the initial public offering. The complaint seeks an unspecified amount of damages. This class action lawsuit is similar to over 300 others filed recently against companies that went public between 1998 to 2000. Switchboard believes the claims against it and its officers, former officers and directors are without merit and intends to defend them vigorously.

     The Company is currently involved in other legal proceedings that are incidental to the conduct of its business, none of which it believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

N. Income Taxes

     The provision for income taxes consists of the following:

                                                                       Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                        2001                     2000                       1999
                                                   ------------              -----------                -----------
         Deferred tax benefit                      $(24,167,130)             $(7,599,000)               $(2,926,000)
         Valuation allowance                         24,167,130                7,599,000                  2,926,000
                                                   ------------              -----------                -----------
                                                   $          -              $         -                $         -
                                                   ============              ===========                ===========

     The Company's effective tax rate varied from the statutory rate as follows:

                                                                         Years Ended December 31,
                                                       ----------------------------------------------------------
                                                         2001                     2000                     1999
                                                       --------                 --------                 --------
        Federal income tax rate                         (35.0)%                  (34.0)%                  (34.0)%
        State taxes                                      (6.0)%                   (6.5)%                   (5.0)%
        Non-deductible goodwill                           1.1 %                      - %                      - %
        amortization
        Use of net operating losses by
        ePresence                                           - %                      - %                    5.8 %
        Valuation allowance                              40.7 %                   40.2 %                   33.2 %
        Other                                            (0.8)%                    0.3 %                      - %
                                                       --------                 --------                 --------
          Effective rate                                  0.0 %                    0.0 %                    0.0 %
                                                       ========                 ========                 ========

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation of $38,368,130 and $14,201,000 for December 31, 2001 and 2000,
respectively, has been established for deferred tax assets. The components of the net deferred tax assets (liabilities) and the related valuation allowance are as follows:

                                                                                    December 31,
                                                                        ----------------------------------
                                                                            2001                  2000
                                                                        ------------          ------------
     Deferred tax assets:
     Net operating loss carryforwards                                    $35,265,000           $11,502,000
     Goodwill and other intangibles                                        2,184,000                     -
     Allowance for doubtful accounts                                         494,000               162,000
     Contribution receivable                                                       -             1,068,000
     Writeoff of technology                                                        -               852,000
     Deferred revenue                                                              -               324,000
     Research and development credits                                              -               235,000
     Other                                                                   425,000                92,000
                                                                        ------------          ------------
                                                                          38,368,000            14,235,000
     Deferred tax liability:
     Depreciation                                                                  -              (34,000)
                                                                        ------------          ------------

     Less valuation allowance                                           (38,368,000)          (14,201,000)
                                                                        ------------          ------------
     Net deferred tax assets                                                     $ -                   $ -
                                                                        ============          ============

     As of December 31, 2001, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $84,591,000. The federal and state net operating loss carryforwards will begin to expire in 2012 and 2002, respectively. Ownership changes resulting from the Company's issuance of capital stock may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

O. Common Stock and Common Stock Warrants

     In November 1997, the Company entered into a technology development and marketing agreement with a software provider. Under the terms of the agreement, the Company received certain rights in the technology of the software provider and certain services from the software provider to further develop the technology. Upon the initial delivery of the technology, the Company issued a warrant to purchase 300,000 shares of common stock at $2.00 per share. The warrants were fully vested at the issue date. The fair value of the warrant at the time of issuance was estimated to be $192,600 using the Black-Scholes option pricing model. The fair value was recorded as product development expense at the date of issuance, because the technology had not reached technological feasibility. In October 2000, the software provider exercised its warrant pursuant to a "cashless" exercise resulting in the issuance of 188,372 shares to the software provider.

     The agreement with the software provider provided for an additional issuance of equity in the Company upon delivery of the next release of the technology in accordance with jointly developed specifications, either in the form of a warrant or shares of common stock. In May 1999, Switchboard issued 140,000 shares of common stock to the software provider upon acceptance of the technology by the Company. The Company capitalized $1,050,000, the fair value of its common stock on the date of issuance, as the technology had reached technological feasibility, and amortized that value over a two-year period, which ended in May 2001.

     In March 1999, in connection with a co-branded Web site and linking agreement ("Web site Agreement") with a joint venture customer, the Company issued a series of warrants for 385,000 shares of common stock at $8.00 per share. At the execution of the Web site Agreement, warrants to purchase up to an aggregate of 233,750 shares of common stock vested immediately ("Initial Warrants"). The warrants for the remaining shares ("Additional Warrants") vested on December 31, 1999. The value of the Initial Warrants was estimated to be $200,558 on the date of issuance using the Black-Scholes option pricing model and was amortized as sales and marketing expense over the nineteen-month term of the Web site Agreement. The value of the Additional Warrants was estimated to be $129,773 on the date of issuance using the Black-Scholes option pricing model. The value of the Additional Warrants was adjusted to market at each balance sheet date until December 31, 1999 and was amortized as sales and marketing expense over the 19 month term of the Web site Agreement. The Web site Agreement expired in October 2000. As of December 31, 2001, 385,000 warrants remained outstanding, and the value of the Additional Warrants was fully amortized. On March 31, 2002, the Initial Warrants and Additional Warrants all expired without having been exercised in whole or in part.

P. Preferred Stock and Preferred Stock Warrants

     A summary of redeemable convertible preferred stock activity for the year ended December 31, 2000 is as follows:


                           Series A Redeemable          Series C Redeemable Convertible        Series D Redeemable
                       Convertible Preferred Stock              Preferred Stock            Convertible Preferred Stock
                       ---------------------------      -------------------------------    ---------------------------
                           Shares         Amount           Shares            Amount           Shares        Amount         Total
                         ---------      ----------        ---------       -----------        --------     ----------    -----------
Balance at December        750,000      $3,973,386        2,655,916       $11,189,047         146,505     $1,157,137    $16,319,570
31, 1999
Accrued dividends for
preferred stockholders                      55,151                            195,264                         20,200        270,615
Conversion of
preferred stock into
common stock              (750,000)     (4,028,537)      (2,655,916)      (11,384,311)       (146,505)    (1,177,337)   (16,590,185)
                         ---------      ----------       ----------       -----------        --------     ----------   ------------
Balance at December              -             $ -                -               $ -               -            $ -            $ -
                         =========      ==========       ==========       ===========        ========     ==========   ============
31, 2000

     In 1996, the Company issued 750,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), at $4.00 per share for total consideration of $3,000,000. In 1999, the Company issued an aggregate of 2,655,916 shares of Series C Convertible Preferred Stock, $0.01 par value per share ("Series C Preferred Stock"), and an aggregate of 146,505 shares of Series D Convertible Preferred Stock, $0.01 par value per share ("Series D Preferred Stock"), upon the conversion of outstanding convertible promissory notes outstanding (Note J). Also in 1999, the Company issued one share of Series E Special Voting Preferred Stock, $0.01 par value per share ("Series E Preferred Stock"), to Viacom in connection with the Advertising and Promotion and License Agreements entered into between the Company and Viacom in June 1999. (Note L). The Company has never issued shares of Series B Convertible Preferred Stock, $0.01 par value per share.

     Effective as of the closing on March 7, 2000 of the Company's initial public offering of shares of its common stock, the outstanding shares of the Company's Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock automatically converted into an aggregate of 3,552,421 shares of common stock. Also effective as of the closing of the Company's initial public offering of shares of its common stock, the Company amended and restated its Certificate of Incorporation. Under that Amended and Restated Certificate of Incorporation, the Company is authorized to issue 5,000,000 shares of Preferred Stock, $0.01 par value, of which one share is designated as Series E Preferred Stock. Upon the closing of the transactions contemplated by the restructuring agreement between the Company, Viacom and ePresence, the share of Series E Preferred Stock automatically converted into one share of the Company's common stock, which was reconveyed to the Company. The converted share of Series E Preferred Stock was restored to the status of authorized and unissued preferred stock in January 2002.

     Other than the special voting rights described in the next paragraph, the share of Series E Preferred Stock had the rights, preferences, powers, privileges and restrictions of one share of the Company's common stock, $0.01 par value per share.

     The share of Series E Preferred Stock entitled Viacom to elect that number of directors to the Company's board of directors, rounded down, which equaled Viacom's fully diluted percentage ownership of the Company, up to a maximum of the number of directors which would constitute a minority of the authorized number of members of the board.

     Viacom's right to elect directors terminated upon the closing of the agreements contemplated by the restructuring agreement between the Company, Viacom Inc. and ePresence, Inc. At the closing, the two individuals who had been elected directors by Viacom pursuant to Viacom's rights as the holder of the Company's special voting preferred stock resigned as directors of the Company.

Q. Stock Option Plans

     In November 2000, with its acquisition of Envenue, the Company adopted the 2000 Non-Statutory Stock Option Plan ("2000 Non-Statutory Plan"). A total of 446,000 shares of common stock have been reserved for issuance under the 2000 Non-Statutory Plan. As of December 31, 2001, options to purchase 108,665 shares were issued and outstanding under the 2000 Non-Statutory Plan.

     In October 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Option Plan"). A total of 3,043,605 shares of common stock have been reserved for issuance under the 1999 Option Plan. As of December 31, 2001, options to purchase 1,642,130 shares were issued and outstanding under the 1999 Option Plan.

     Switchboard also has the 1996 Stock Incentive Plan (the "1996 Option Plan"), which provides for the issuance of options to purchase 2,731,395 shares of Switchboard's common stock. As of December 31, 2001, options to purchase 2,455,285 shares were issued and outstanding under the 1996 Option Plan.

     Generally, options under the 1996, 1999 and 2000 Non-Statutory Option Plans vest over four years and have a maximum term of ten years.

                                                                                          Weighted Average
                                                                              Shares       Exercise Price
                                                                              ---------   ----------------
Outstanding and exercisable at December 31, 1998                              1,162,875        $1.49
Granted                                                                       1,972,950         8.67
Exercised                                                                      (42,124)         1.87
Canceled                                                                      (142,101)         2.66
                                                                              ---------        -----
Outstanding and exercisable at December 31, 1999                              2,951,600         6.23
Granted                                                                       1,005,730         7.31
Exercised                                                                     (147,036)         3.80
Canceled                                                                      (284,214)         7.99
                                                                              ---------        -----
Outstanding and exercisable at December 31, 2000                              3,526,080         6.50
Granted                                                                       1,359,000         4.16
Exercised                                                                      (73,700)         1.00
Canceled                                                                      (605,300)         5.76
                                                                              ---------        -----
Outstanding and exercisable at December 31, 2001                              4,206,080        $5.95
                                                                              =========        =====


     As of December 31, 2001, 1,401,475 shares and 337,335 shares were available for grant under the 1999 Option Plan and the 2000 Non-Statutory Plan, respectively. There were no shares available for grant under the 1996 Option Plan.

     The following table summarizes information about the stock options at December 31, 2001:

                                           Options Outstanding        Options Vested and Exercisable
                                     -----------------------------   ---------------------------------
                                       Weighted
                                       Average
                                      Remaining        Weighted                           Weighted
     Range of           Number       Contractual        Average       Number Vested       Average
  Exercise Prices     Outstanding       Life        Exercise Price   and Exercisable   Exercise Price
  ---------------     -----------       ----        --------------   ---------------   --------------
  $1.00 - $2.53         1,094,200       6.62            $1.49            729,300            $1.32
  $2.63 - $5.19         1,066,665       9.11            $4.82             86,875            $3.32
  $5.34 - $8.94           517,550       7.78            $7.75            172,916            $7.83
  $9.00 - $11.00        1,527,665       7.84            $9.31            719,391            $9.29

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:


                                                                      Year Ended December 31,
                                       -------------------------------------------------------------------------------------
                                                  2001                         2000                          1999
                                       --------------------------   ---------------------------   --------------------------
                                       As Reported    Pro Forma     As Reported     Pro Forma     As Reported    Pro Forma
                                       ------------  ------------   ------------   ------------   -----------   ------------
Net loss attributed to common
stockholders                           $(59,412,527) $(64,980,253)  $(17,288,268)  $(23,129,949)  $(9,743,628)  $(11,775,751)
Basic and diluted loss per share             $(2.44)       $(2.67)        $(0.75)        $(1.01)       $(0.89)        $(1.08)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the following periods:

                                             Year Ended December 31,
                                      ------------------------------------
                                        2001        2000            1999
                                      -------      -------         -------
Dividend yield                             0%           0%              0%
Expected volatility                      130%         100%             90%
Risk free interest rate                  4.3%         6.2%            5.7%
Expected lives                        4 years      4 years         5 years

     The weighted average grant date fair values using the Black-Scholes option pricing model were $3.99, $5.85 and $6.87 during the years ended December 31, 2001, 2000 and 1999, respectively. The effects of applying SFAS No. 123 in this disclosure were not indicative of future amounts. Additional grants in future years are anticipated.

     In June 2001, the Company issued a director and officer of the Company options to purchase 150,000 shares of its common stock under the 1999 Option Plan at a price below market value. The Company recorded $437,000 in value resulting from the difference between the market value on the date of grant of $3.91 per share and the $1.00 per share exercise price as unearned compensation as a component of Stockholders' Equity. The Company is amortizing this amount over the two-year and nine-month vesting period. In 2001, the Company recognized $102,000 of amortization expense.

     In 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 shares of the Company's common stock have been reserved for issuance to eligible employees under the Purchase Plan. Under the Purchase Plan, the Company is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. As of December 31, 2001, 56,902 shares of common stock were issued under the Purchase Plan.

R. Capital Lease

     In March 2001, the Company entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation under which the Company was able to lease up to $3.0 million of equipment. Under the agreement, the Company will lease computer equipment over a three-year period ending on June 28, 2004. As of December 31, 2001, the Company has utilized $1,100,652 of this lease facility. The period in which the Company was able to draw down additional amounts against the lease has expired, and thus the remaining lease facility is no longer available to the Company. Upon the expiration of the lease, the Company has the option to purchase the leased assets for one dollar. The agreement has an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, the Company is required to maintain on deposit with Fleet National Bank a compensating balance, restricted as to use. The compensating balance is adjusted on a quarterly basis to an amount equal to the principal outstanding under the lease. As of December 31, 2001, the Company recorded $874,495 as restricted cash. The Company has accounted for the transaction as a capital lease. The Company anticipates total payments under the lease will be $413,119, $413,119 and $134,002, of which $56,162, $27,017 and
$2,321 is for interest, during the years ended December 31, 2002, 2003 and 2004, respectively.

S. Restructuring and Other Charges

     In the three months ended December 31, 2001, the Company recorded net pre-tax restructuring and other charges of approximately $7.0 million, comprised primarily of $5.2 million for the impairment of certain assets, $1.1 million for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of the Company's workforce. The restructuring resulted in 21 employee separations.

     Of the total $7.0 million charge, $1.7 million is cash related, of which approximately $200,000 was expended in the year ended December 31, 2001. The Company has recorded a remaining liability of $1.6 million on its balance sheet as of December 31, 2001, of which $1.5 million is cash related. Of the remaining $1.5 million in cash related liabilities, the Company expects to spend approximately $1.3 million in 2002, with the remainder to be paid through December of 2005.

T. Quarterly Results of Operations (unaudited)

     In thousands except per share data:

2001 Quarters Ended                                    Mar 31,     Jun 30,      Sep 30,     Dec 31,
-------------------                                    -------     -------      --------    --------
    Revenue                                             $4,270      $4,798        $3,171      $3,787
    Gross profit                                        $3,377      $4,001        $2,318      $2,812
    Operating loss                                     $(8,154)    $(6,659)     $(13,134)   $(34,687)
    Net loss attributable to common stockholders       $(7,245)    $(5,782)     $(12,349)   $(34,037)
    Basic and diluted net loss per share                $(0.28)     $(0.22)       $(0.48)     $(1.68)

2000 Quarters Ended                                    Mar 31,     Jun 30,      Sep 30,     Dec 31,
-------------------                                    -------     -------      --------    --------
    Revenue                                             $3,818      $4,766        $5,700      $6,026
    Gross profit                                        $3,058      $3,856        $4,849      $5,057
    Operating loss                                     $(7,181)    $(3,607)      $(3,994)    $(5,926)
    Net loss attributable to common stockholders       $(7,157)    $(2,219)      $(2,504)    $(5,408)
    Basic and diluted net loss per share                $(0.41)     $(0.09)       $(0.10)     $(0.22)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 3, 2001, Switchboard filed a Current Report on Form 8-K dated November 27, 2001 reporting under Item 4 that Switchboard had dismissed PricewaterhouseCoopers LLP and had engaged Arthur Andersen LLP as its independent accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 403 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on

May 16, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.   Financial Statements:

     *   Consolidated Balance Sheets as of December 31, 2001 and 2000.
     * Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.
     * Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2001, 2000 and 1999.
     * Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
     *   Notes to Consolidated Financial Statements.
     * Report of Independent Accountants for the years ended December 31, 2001, 2000 and 1999.
     * Selected Financial Data for the years ended December 31, 2001, 2000 and 1999.

2.   Financial Statement Schedules:

     * Report of Arthur Andersen LLP, Independent Accountants, for the year ended December 31, 2001.
     * Report of PricewaterhouseCoopers LLP, Independent Accountants, for the years ended December 31, 2000 and 1999.
     *   Schedule II--Valuation and Qualifying Accounts.
     * Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3.   Listing of Exhibits:

     The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits with the Securities and Exchange Commission. Switchboard's file number under the Securities Exchange Act of 1934 is 000-28871.

(b)  Reports on Form 8-K.

     On November 5, 2001, Switchboard filed a Current Report on Form 8-K dated October 26, 2001 reporting under Item 1 (Changes in Control of Registrant) that a change in control of Switchboard occurred as a result of the October 26, 2001 closing of transactions contemplated by the restructuring agreement dated as of August 22, 2001 among Switchboard, Viacom Inc. and ePresence, Inc.

     On December 3, 2001, Switchboard filed a Current Report on Form 8-K dated November 27, 2001 reporting under Item 4 (Changes in Registrant's Certifying Accountants) that on November 27, 2001 Switchboard had dismissed
PricewaterhouseCoopers LLP and had engaged Arthur Andersen LLP, as its independent accountants.

                                   SCHEDULE II

                            SWITCHBOARD INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                         Balance at      Additions Charged
                                        Beginning of       to Costs and                     Balance at End
          Description                      Period            Expenses         Deductions      of Period
-------------------------------           --------          ----------        ----------      ----------
Year Ended December 31, 2001

  Reserve for doubtful accounts           $401,878          $1,623,915         $825,482       $1,200,311

Year Ended December 31, 2000:

  Reserve for doubtful accounts           $162,183            $509,394         $269,699         $401,878

Year Ended December 31, 1999:

  Reserve for doubtful accounts           $300,000            $117,702         $255,519         $162,183

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Switchboard Incorporated:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Switchboard Incorporated and subsidiaries included in the Form 10-K and have issued our report thereon dated January 23, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data as of December 31, 2001 and for the year then ended required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Boston, Massachusetts
January 23, 2002
(except for note L, as for which the date is March 12, 2002)

                      Report of Independent Accountants on
                          Financial Statement Schedules


To the Board of Directors and Stockholders of Switchboard Incorporated:

Our audits of the consolidated financial statements referred to in our report dated February 1, 2002 appearing in the Switchboard, Inc. Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K for each of the two years in the period ended December 31, 2000. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002          SWITCHBOARD INCORPORATED

                            By:/s/ Robert P. Orlando
                               ---------------------
                               Robert P. Orlando
                               Vice President and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                              Title                        Date
       ----                              -----                        ----

/s/Douglas Greenlaw     Chief Executive Officer and Director      March 29, 2002
----------------------- (Principal Executive Officer)
Douglas Greenlaw

/s/Dean Polnerow        President and Director                    March 29, 2002
-----------------------
Dean Polnerow

/s/Robert P. Orlando    Vice President and Chief Financial        March 29, 2002
----------------------- Officer (Principal Financial Officer and
Robert P. Orlando       Principal Accounting Officer)


/s/William P. Ferry     Chairman of the Board of Directors        March 29, 2002
-----------------------
William P. Ferry

/s/Richard M. Spaulding Director                                  March 29, 2002
-----------------------
Richard M. Spaulding


/s/David N. Strohm      Director                                  March 29, 2002
-----------------------
David N. Strohm

/s/Robert M. Wadsworth  Director                                  March 29, 2002
-----------------------
Robert M. Wadsworth

                                  EXHIBIT INDEX

Exhibit Number                          Title of Document
--------------                          -----------------
3.3              Restated Certificate of Incorporation.
3.5(1)           Amended and Restated By-Laws.
4.1(1)           Specimen certificate for shares of Common Stock, $0.01 par value per share.
10.1(1)*         1996 Stock Incentive Plan, as amended, including forms of stock option agreement for incentive and nonstatutory stock options.
10.2*            1999 Stock Incentive Plan, as amended, including forms of stock option agreement for incentive and nonstatutory stock options.
10.3(1)*         1999 Employee Stock Purchase Plan.
10.4(1)          Registration Rights Agreement by and between Switchboard
                 Incorporated and CBS Corporation, dated June 30, 1999.
10.5(1)          Financial Reporting Agreement among Switchboard Incorporated,
                 Banyan  Worldwide and CBS Corporation, dated as of January 28,
                 2000.
10.6(2)          Termination of Stockholders' Voting Agreement dated as of
                 January 1, 2001 among Viacom Inc., ePresence, Inc. and
                 Switchboard Incorporated.
10.7(2)+         Letter dated December 6, 2000 from Switchboard Incorporated to Viacom Inc.
10.8(1)          Common Stock Purchase Warrant issued by Switchboard
                 Incorporated to US WEST Dex, Inc., dated March 31, 1999.
10.9(1)          Common Stock Purchase Warrant issued by Switchboard
                 Incorporated to Ameritech Interactive Media, Inc., dated
                 March 31, 1999.
10.10(1)         Common Stock Purchase Warrant issued by Switchboard
                 Incorporated to Intelligent Media Ventures, Inc., dated
                 March 31, 1999.
10.11(1)         Common Stock Purchase Warrant issued by Switchboard
                 Incorporated to SBC Communications Inc., dated April 13, 1999.
10.12(1)         Amended and Restated Registration Rights Agreement, as amended, by and among Switchboard Incorporated, America Online, Inc.,
                 Digital City Inc. and Banyan Worldwide, dated February 20,
                 1998.
10.13(1)         Amended and Restated Registration Rights Agreement by and
                 between Switchboard Incorporated and Banyan Worldwide, dated
                 May 3, 1999.
10.14(1)+        Database License Agreement, as amended, by and between
                 Switchboard Incorporated and infoUSA Inc., dated December 31,
                 1997.
10.15(1)+        Internet Provider Agreement, as amended, by and between
                 Switchboard Incorporated and Etak, Inc., dated November 25,
                 1996.
10.16(3)         Registration Rights Agreement dated March 7, 2000 between
                 Switchboard Incorporated and Banyan Worldwide.
10.17(3)         Services Agreement dated March 7, 2000 between Switchboard
                 Incorporated and Banyan Worldwide.
10.18(2)         Sublease between ePresence, Inc. and Switchboard Incorporated, dated as of November 28, 2000.
10.19(1)*        Employment Agreement between Switchboard Incorporated and
                 Douglas J. Greenlaw, dated October 8, 1999.
10.20(1)*        Employment Agreement between Switchboard Incorporated and Dean
                 Polnerow, dated December 1, 1999.
10.21(1)*        Employment Agreement between Switchboard Incorporated and
                 John P. Jewett, dated January 25, 2000.

10.22(1)*        Employment Agreement between Switchboard Incorporated and
                 James M. Canon, dated December 31, 1999.
10.23(1)+        Internet Data Center Services Agreement between Switchboard
                 Incorporated and Exodus Communications, Inc., effective
                 June 30, 1998.
10.24(1)*        Nonstatutory Stock Option Agreement Granted Under 1999 Stock
                 Incentive Plan between Switchboard Incorporated and Douglas J.
                 Greenlaw, dated October 13, 1999.
10.25(1)*        Non-statutory Stock Option Agreement between Switchboard
                 Incorporated and Douglas J. Greenlaw, dated October 13, 1999.
10.26(1)         Incentive Stock Option Agreement between Switchboard
                 Incorporated and Dean Polnerow, dated October 13, 1999.
10.27(1)*        Incentive Stock Option Agreement between Switchboard
                 Incorporated and John P. Jewett, dated October 13, 1999.
10.28(1)*        Incentive Stock Option Agreement between Switchboard
                 Incorporated and James M. Canon, dated October 13, 1999.
10.29(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and William P. Ferry, dated September 14, 1999.
10.30(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and William P. Ferry, dated October 18, 1999.
10.31(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and Daniel R. Mason, dated September 14, 1999.
10.32(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and Richard M. Spaulding, dated September 14,
                 1999.
10.33(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and David N. Strohm, dated September 14, 1999.
10.34(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and Robert M. Wadsworth, dated September 14, 1999.
10.35(2)*        Incentive Stock Option Agreement between Switchboard
                 Incorporated and Kevin Lawler, dated May 24, 2000.
10.36(4)         Stock Purchase Agreement dated as of November 24, 2000, among
                 Switchboard Incorporated, Envenue, Inc. and the Stockholders of
                 Envenue, Inc.
10.37(2)*        Employment Agreement between Switchboard Incorporated and
                 Kevin P. Lawler, dated May 9, 2000.
10.38(2)+        Directory and Local Advertising Platform Services Agreement
                 dated as of December 11, 2000 between Switchboard Incorporated and America Online, Inc.
10.39(2)+        Common Stock and Warrant Purchase Agreement dated as of
                 December 11, 2000 between Switchboard Incorporated and America
                 Online, Inc.
10.40(2)         Form of Common Stock Purchase Warrant which may be issued to
                 America Online, Inc. pursuant to the Common Stock and Warrant
                 Agreement dated as of December 11, 2000 between Switchboard
                 Incorporated and America Online, Inc.

10.41(2) Registration Rights Agreement dated as of December 11, 2000 between Switchboard Incorporated and America Online, Inc.
10.42(5) Master Equipment Lease Agreement between Fleet Capital Corporation and Switchboard Incorporated dated March 28, 2001.
10.43(6) Employment Agreement between Robert Orlando and Switchboard Incorporated, dated September 20, 2001.
10.44(7) Amended and Restated Common Stock Purchase Warrant issued by Switchboard Incorporated to Viacom Inc., dated June 30, 1999.
10.45(7) Restructuring Agreement dated as of August 22, 2001 among Switchboard Incorporated, Viacom Inc. and ePresence Inc.
10.46+ Internet Provider Agreement dated as of June 7, 2001 among Switchboard Incorporated and Tele Atlas North America, Inc.
13.1(2)          Annual Report to Shareholders for the fiscal year ended
                 December 31, 2000.
21.1             Subsidiaries of Switchboard Incorporated.
23.1             Consent of PricewaterhouseCoopers LLP.
23.2             Consent of Arthur Andersen LLP.
99.1 Management letter to the Securities and Exchange Commission regarding engagement of Arthur Andersen, LLP.



(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-90013) as declared effective by the Securities and Exchange Commission on March 1, 2000.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10- K (File No. 000-28871) filed with the Securities and Exchange Commission on April 2, 2001.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28871) filed with the Securities and Exchange Commission on May 15, 2000.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-28871) filed with the Securities and Exchange Commission on February 7, 2001.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28871) filed with the Securities and Exchange Commission on May 15, 2001.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28871) filed with the Securities and Exchange Commission on November 14, 2001.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 26, 2001 and filed with the Securities and Exchange Commission on November 5, 2001.
+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
* Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.