Form 10-Q
period 2002-03-31
SWITCHBOARD INC
filed 2002-05-09
CIK 1085223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      120 Flanders Road, Westboro, MA 01581
               (Address of Principal Executive Offices) (Zip Code)

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

          Title of Class                 Shares Outstanding as of April 30, 2002
          --------------                 ---------------------------------------
Common Stock, par value $0.01 per share                18,786,676

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by Switchboard in this Quarterly Report on Form 10-Q represent Switchboard's estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

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

                            SWITCHBOARD INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



PART I - Financial Information

Item 1. - Financial Statements

Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001...............................  3

Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001
(unaudited)......................................................................................................  4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001
(unaudited)......................................................................................................  5

Notes to Consolidated Financial Statements.......................................................................  6

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.................  8

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk............................................ 24

PART II - Other Information

Item 2. -- Changes in Securities and Use of Proceeds............................................................. 24

Item 6. -- Exhibits and Reports on Form 8-K...................................................................... 24

Signatures....................................................................................................... 26

                         PART I -- FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                         March 31, 2002     December 31, 2001
                                                                                         --------------     -----------------
                                                                                            (unaudited)
Assets:
Cash and cash equivalents                                                                       $   948              $  4,212
Restricted cash - compensating balance                                                              788                   874
Short-term investments                                                                            8,362                 8,696
Accounts receivable, net of allowance of $1,291 and $1,200, respectively                          2,627                 1,635
Unbilled receivables                                                                                616                   623
Prepaid royalties                                                                                 4,508                 6,133
Other current assets                                                                                409                   632
                                                                                                -------               -------
     Total current assets                                                                        18,258                22,805

Long-term investments                                                                            45,197                46,183
Property and equipment, net                                                                       3,046                 2,885
Other assets, net                                                                                 2,200                 2,435
                                                                                                -------               -------

Total assets                                                                                    $68,701               $74,308
                                                                                                =======               =======

Liabilities and stockholders' equity:
Accounts payable                                                                                $ 1,349               $ 2,279
Accrued expenses                                                                                  3,117                 4,385
Deferred revenue                                                                                    681                   761
Note payable                                                                                      2,000                 2,000
Capital lease obligation, current portion                                                           385                   357
                                                                                                -------               -------
     Total current liabilities                                                                    7,532                 9,782

Capital lease obligation, net of current portion                                                    424                   518
                                                                                                -------               -------
Total liabilities                                                                                 7,956                10,300

Stockholders' equity:
Common stock, $0.01 par value per share; authorized 85,000,000 shares, issued
  19,170,578 shares as of March 31, 2002 and 18,265,065 shares as of
  December 31, 2001                                                                                 192                   183
Treasury stock, 386,302 shares as of March 31, 2002 and none as of
  December 31, 2001                                                                              (1,255)                    -
Additional paid-in capital                                                                      162,293               160,681
Note receivable for issuance of restricted common stock                                          (1,467)                    -
Unearned compensation                                                                              (287)                 (334)
Accumulated other comprehensive income                                                              476                   923
Accumulated deficit                                                                             (99,207)              (97,445)
                                                                                                -------               -------
     Total stockholders' equity                                                                  60,745                64,008
                                                                                                -------               -------

Total liabilities and stockholders' equity                                                      $68,701               $74,308
                                                                                                =======               =======

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)

                                                                     Three months ended March 31,
                                                                        2002               2001
                                                                        ----               ----
   Revenue                                                           $ 4,023            $ 4,271

   Cost of revenue                                                       918                851
                                                                     -------            -------

   Gross profit                                                        3,105              3,420

   Operating expenses:
   Sales and marketing                                                 1,427              7,282
   Research and development                                            1,457              1,313
   General and administrative                                            707                909
   Amortization of goodwill and intangibles                            1,872              2,070
                                                                     -------            -------
        Total operating expenses                                       5,463             11,574
                                                                     -------            -------

   Loss from operations                                               (2,358)            (8,154)

   Other income (expense):
   Interest income, net                                                  595              1,082
   Loss on disposal of fixed assets                                        -               (173)
                                                                     -------            -------
        Total other income (expense)                                     595                909
                                                                     -------            -------

   Net loss                                                          $(1,763)           $(7,245)
                                                                     =======            =======

   Basic and diluted net loss per share                               $(0.10)            $(0.28)
                                                                      ======             ======

   Shares used in computing basic and diluted
     net loss per share                                               18,495             25,654


     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                      Three months ended March 31,
                                                                                              2002            2001
                                                                                              ----            ----
Cash flows from operating activities:
Net loss                                                                                   $(1,763)       $ (7,245)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                           612             687
       Amortization of unearned compensation                                                    47               -
       Non-cash interest income                                                                (18)              -
       Loss on disposal of property and equipment                                                -             173
       Non-cash advertising and promotion expense                                                -           2,540
       Other-than-temporary unrealized loss on available for sale investments                    6               -

     Changes in operating assets and liabilities:
       Accounts receivable                                                                    (993)          1,962
       Unbilled receivables                                                                      7          (1,632)
       Other current assets                                                                  1,849          (1,834)
       Other assets                                                                             36           1,305
       Accounts payable                                                                       (930)           (301)
       Accrued expenses                                                                       (510)            (53)
       Accrued restructuring                                                                  (759)              -
       Deferred revenue                                                                        (80)            784
                                                                                           -------        --------
          Net cash used in operating activities                                             (2,496)         (3,614)

Cash flows from investing activities:
    Purchases of property and equipment                                                       (574)         (1,263)
    Restricted cash                                                                             87            (773)
    Proceeds from investments                                                                  868          (8,616)
                                                                                           -------        --------
         Net cash provided by (used in) investing activities                                   381         (10,652)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                               172              57
     Purchase of treasury stock                                                             (1,255)              -
     Payments on capital leases and notes payable                                              (66)            773
                                                                                           -------        --------
         Net cash (used in) provided by financing activities                                (1,149)            830

Net decrease in cash and cash equivalents                                                   (3,264)        (13,436)

Cash and cash equivalents at beginning of period                                             4,212          18,772
                                                                                           -------        --------
Cash and cash equivalents at end of period                                                 $   948        $  5,336
                                                                                           =======        ========

Supplemental statement of non-cash financing activity:
   Note receivable from officer for issuance of common stock                                $1,449               -

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Switchboard Incorporated, a Delaware corporation (the "Company"), commenced operations in February 1996. From the Company's inception (February 19, 1996) until March 7, 2000, the Company was a unit and later a subsidiary of ePresence, Inc. (formerly Banyan Worldwide, "ePresence"). As of March 31, 2002, ePresence beneficially owned approximately 53.3% of the Company's common stock. The Company is a provider of Web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. The Company offers a broad range of functions, content and services, including yellow and white pages, product searching, location based searching and interactive maps and driving directions. The Company's Web site, Switchboard.com, is a showcase for the Company's technology and breadth of directory product offerings, and is a resource for consumers and businesses alike. The Company offers its users local information about people and businesses across the United States and Canada. The Company operates in one business segment as a provider of Web-hosted directory technologies and customized yellow pages platforms.

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

     The Company has also experienced substantial net losses since its inception and, as of March 31, 2002, had an accumulated deficit of $99.2 million. Such losses and accumulated deficit resulted from the Company's lack of substantial revenue and significantly increased costs incurred in the development of the Company's products and services and in the preliminary establishment of the Company's infrastructure. The Company expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. The Company believes that the funds currently available would be sufficient to fund operations through at least the next 12 months.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of future financial results. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

     Investors should read these interim consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 on file with the Securities and Exchange Commission.

3. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share, since potential common shares from conversion of preferred stock, stock options, warrants and restricted stock are antidilutive for all periods presented and are therefore excluded from the calculation. As of March 31, 2002 and 2001, options to purchase 3,754,346 and 4,246,980 shares of common stock, preferred stock convertible into no shares and one share of common stock, warrants to purchase 385,000 and 1,451,937 shares of common stock and 300,000 shares and no shares of restricted stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

4. CONCURRENT TRANSACTIONS

     The Company had advertising barter transactions totaling $114,000, or 2.7% of revenues, for the three months ended March 31, 2001, in which the Company received promotion in exchange for promotion on its Web site. There were no revenues from barter transactions in the three months ended March 31, 2002. Revenue from advertising barter has been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable.

5. COMPREHENSIVE LOSS

     Other comprehensive loss includes unrealized gains or losses on the Company's available-for-sale investments.

                                                                   Three Months Ended March 31,
                                                                            2002           2001
                                                                            ----           ----
                                                                       (unaudited, in thousands)
Net loss                                                                 $(1,763)       $(7,245)
Other comprehensive (loss) income:
      Unrealized (loss) gain on investment                                  (447)           294
                                                                         -------        -------
Comprehensive loss                                                       $(2,210)       $(6,951)
                                                                         =======        =======

6. ADVERTISING EXPENSE

     Advertising costs are expensed as incurred. For the three months ended March 31, 2001, advertising expenses totaled $4,926,000, of which $2,540,000 was related to CBS non-cash advertising. The Company's advertising expense in the three months ended March 31, 2002 was $14,000, none of which was related to CBS non-cash advertising.

7. CAPITAL LEASE

     In March 2001, the Company entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation under which the Company was able to lease up to $3.0 million of equipment. Under the agreement, the Company leases computer equipment over a three-year period ending on June 28, 2004. As of March 31, 2002, the Company utilized $1,101,000 of this lease facility. The period in which the Company was able to draw down additional amounts against the lease has expired, and thus the remaining lease facility is no longer available to the Company. Upon the expiration of the lease, the Company has the option to purchase the leased assets for one dollar. The agreement has an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, the Company is required to maintain on deposit with Fleet National Bank a compensating balance, restricted as to use. The compensating balance is adjusted on a quarterly basis to an amount equal to the principal outstanding under the lease. As of March 31, 2002, the Company recorded $788,000 as restricted cash. The Company has accounted for the transaction as a capital lease.

8. TREASURY STOCK

     On February 27, 2002, Viacom Inc. exercised its warrant to purchase 533,468 shares of the Company's common stock at $1.00 per share pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of common stock. On March 12, 2002, the Company repurchased these 386,302 shares of common stock from Viacom at a price of $3.25 per share, for a total cost of $1,255,000. The Company has recorded the value of these shares as treasury stock at cost.

9. AMERICA ONLINE, INC.

     In December 2000, the Company entered into a directory and local advertising platform services agreement with America Online, Inc. ("AOL"), who is also a stockholder of the Company. Net revenue recognized from AOL was $2,026,000 and $310,000, or 50.4% and 7.3% of revenue, for the three months ended March 31, 2002 and 2001, respectively. Amounts due from AOL included in accounts receivable at March 31, 2002 and December 31, 2001 were $1,970,000 and $574,000, respectively. Unbilled receivables related to AOL at March 31, 2002 and December 31, 2001 were $424,000 and $618,000, respectively.

10. RESTRUCTURING AND OTHER CHARGES

     In December 2001, the Company recorded net pre-tax restructuring and other charges of approximately $7.0 million, comprised primarily of $5.2 million for the impairment of certain assets, $1.1 million for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of the Company's workforce. The restructuring resulted in 21 employee separations.

     Of the total $7.0 million charge, the Company currently estimates that $1.4 million is cash related. As of March 31, 2002, $829,000 was expended. The Company has recorded a remaining liability of $882,000 on its balance sheet as of March 31, 2002, of which the Company estimates that approximately $600,000 is cash related. The Company expects to spend approximately $550,000 by December 31, 2002, with the remainder to be paid through December of 2005.

11. NOTE RECEIVABLE FOR THE ISSUANCE OF RESTRICTED COMMON STOCK

     In January 2002, the Company recorded a note receivable from an officer and member of its Board of Directors for approximately $1.5 million arising from the issuance of 450,000 shares of its common stock as restricted stock. The note bears interest at a rate of 4.875%, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the restricted shares by the issuer of the note, or January 4, 2008. At March 31, 2002, the Company recorded $1,467,000 as a note receivable within stockholders' equity.


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

OVERVIEW

     Beginning in February 1996 when we commenced operations, we derived our revenue principally from the sale of banner and site sponsorship advertising. We now primarily derive revenue from our merchant network, which includes revenue which we previously classified as merchant services and syndication and licensing.

     Merchant network revenue includes revenue from various licensing agreements with our merchant network alliance partners. These agreements involve: engineering work to develop a Web-hosted platform for our alliance partners which looks and feels like the alliance partner's own Web site and includes our searching functionality; a license fee based upon the size and complexity of the platform we create for the alliance partner; and a per-merchant fee per month based upon the number of merchants they promote in the platform. Merchant network revenue also includes revenue from activities in which we run trademark and display ads in the Switchboard.com yellow pages directory, build and host Web sites for local merchants and send related direct electronic mail-based promotions. During the three months ended March 31, 2002, approximately 93% of our revenue was derived from our local merchant network.

     We also generate revenue from the sale of national advertising and site sponsorship revenue, which is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During the three months ended March 31, 2002, approximately 7% of our revenue was derived from the sale of national advertising and site sponsorships.

     Our cost of revenue consists primarily of expenses paid to third parties under data licensing and Web site creation and hosting agreements, as well as other direct expenses incurred to maintain the operations of our Web site. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, costs of running our data centers, which include rent and utilities, and a pro rata share of occupancy and information system expenses. Cost of revenue as a percentage of revenue has varied in the past, primarily as a result of the amount of revenue recognized in the period, as well as fluctuations in our Web site traffic, resulting in associated changes in variable costs and, to a lesser extent, the cost of third-party content and technology.

     Our sales and marketing expense consists primarily of costs associated with channel marketing programs, collateral production expenses, promotional advertising, third-party commission costs, advertising and creative production expenses, employee salaries and benefits, public relations, market research, provision for bad debts and a pro rata share of occupancy and information system expenses. A significant portion of our Web site promotion costs have resulted from non-cash advertising expenses attributable to advertising provided to us by Viacom Inc. under an advertising and promotion agreement with Viacom. In October 2001, we restructured our relationship with Viacom, under which, among other things, we terminated our right to the placement of advertising on Viacom's CBS properties with a net present value of approximately $44.5 million in exchange for, primarily, the reconveyance by Viacom to us of approximately 7.5 million shares of our capital stock and the cancellation of warrants held by Viacom to purchase 533,469 shares of our common stock. As a result of that restructuring, we anticipate sales and marketing expenses to decrease in both absolute dollars and as a percentage of revenue in 2002 when compared to the comparable period in 2001.

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

     Our amortization of intangibles and other assets consists primarily of the amortization of the value of stock we issued and cash we paid to America Online, Inc. ("AOL"), a subsidiary of AOL Time Warner Inc., in December 2000. In 2001, amortization of intangibles and other assets also included the amortization of goodwill resulting from our acquisition of Envenue, Inc. in November 2000 and the amortization of other long-term assets.

     We have experienced substantial net losses since our inception. As of March 31, 2002, we had an accumulated deficit of $99.2 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Web site and the establishment of our corporate infrastructure and organization. To date, we have made no provision for income taxes.

  SIGNIFICANT RELATIONSHIP

In December 2000, we entered into a directory and local advertising platform services agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties. Subsequently, in November 2001 and again in April 2002, certain terms of the agreement were amended. Under the five-year term of the amended directory agreement, we share with AOL specified directory advertisement revenue. In general, we will receive a majority of the first $35.0 million of such directory advertisement revenue, and we will receive a lesser share of any additional directory advertisement revenue. We paid AOL $13.0 million at the signing of the directory agreement and $2.0 million upon the execution of the April 2002 amendment. Under the amended agreement, we will make six additional quarterly payments of $2.0 million each, with the final payment due in October 2003. These amounts will be recorded as amortization of intangibles expense over the estimated five-year life of the amended agreement. AOL has committed to pay us at least $2.0 million in consulting or service fees under a payment schedule which ends in September 2002, of which, AOL has paid $1.5 million and we have delivered $1.9 million in services to AOL through March 31, 2002. The amended directory agreement has an initial term of five years, which term is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 34 months and again after 46 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if we are acquired by one of certain third parties, or (c) if AOL acquires one of certain third parties and AOL pays us a termination fee of $25.0 million.

     In connection with entering into the directory agreement in December 2000, we issued to AOL 746,260 shares of our common stock, and agreed to issue to AOL an additional 746,260 shares of common stock if the directory agreement continued after two years and a further 746,260 shares of common stock if the directory agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. The value of the 746,260 shares of our common stock issued in December 2000 is being amortized over a period of five years as amortization of goodwill and intangibles. If we renew the directory agreement with AOL for at least an additional four years after the initial term, we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     In 2001 and the three months ended March 31, 2002, revenue under our directory agreement with AOL represented a significant portion of our total revenue. AOL revenue accounted for 25.4% of total revenue in 2001 and 50.4% in the three months ended March 31, 2002. We anticipate that AOL will continue to represent more than 50% of our revenue during the remainder of 2002 and will be a material component of our overall business.

RESULTS OF OPERATIONS

     Revenue. Revenue decreased to $4.0 million for the three-month period ended March 31, 2002, from $4.3 million for the comparable period in 2001. The decrease of $248,000 for the three-month period ended March 31, 2002, when compared to the corresponding period in 2001, consisted primarily of a decrease in national advertising revenue, offset in part by an increase in merchant network revenue.

     National advertising and site sponsorship revenue was $298,000 in the three months ended March 31, 2002, as compared to $2.5 million in the comparable period in 2001. The decrease in national advertising and site sponsorship revenue in 2002 resulted from a decrease in both the number of advertisers on the site, as well as the per impression fee charged to those customers. We attribute these decreases to a decline in demand for Internet advertising services as well as the overall state of the U.S. economy.

     Merchant network revenue increased to $3.7 million in the three months ended March 31, 2002, as compared to $1.8 million in the comparable period in

2001. The increase in merchant services revenue in 2002 was due primarily to new licensing agreements with merchant network alliance partners, increased membership in our merchant network and revenue attributable to additional services offered to existing local merchants.

     Barter revenue, in which we received promotion in exchange for promotion on our Web site, was 2.7% of total revenue for the three-month period ended March 31, 2001. There was no revenue from barter transactions in the three months ended March 31, 2002.

     Cost of revenue. Cost of revenue increased to $918,000, or 22.8% of revenue, for the three months ended March 31, 2002, from $851,000, or 19.9% of revenue, for the three months ended March 31, 2001. The dollar increase for the three months ended March 31, 2002 was primarily the result of an increase in depreciation associated with additional equipment necessary to support our Web site, as well as those of our merchant network alliance partners, an increase in salaries and benefits associated with personnel performing billable engineering services, offset in part by a decrease in third-party Web site creation and hosting expenses associated with our merchant services programs.

     Gross profit. Gross profit decreased to $3.1 million for the three months ended March 31, 2002 from $3.4 million for the corresponding period in 2001. As a percentage of revenue, gross profit for the three months ended March 31, 2002 decreased to 77.2% from 80.1% for the corresponding period in 2001. The decreases in both gross profit dollars and percentage were primarily the result of lower revenue and an increase in cost of revenue.

     Sales and marketing. Sales and marketing expense decreased to $1.4 million for the three months ended March 31, 2002 compared with $7.3 million for the corresponding period in 2001. The decrease for the three months ended March 31, 2002 was primarily related to the elimination of the non-cash advertising expense related to our former agreement with CBS ("CBS Advertising"), which accounted for $2.5 million of our sales and marketing expense during the three months ended March 31, 2001. The decrease for the three months ended March 31, 2002 was also attributable to a decrease in other advertising expenses, a decrease in employee salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001 and a decrease in merchant program expenses, offset in part by the reversal in the three months ended March 31, 2001 of deferred cost benefit related to a warrant agreement entered into in connection with a development, access and license agreement. As a percentage of revenue, sales and marketing expenses were 35.5% for the three months ended March 31, 2002 compared with 170.5% for the corresponding period in 2001.

     Research and development. Research and development expense increased to $1.5 million for the three months ended March 31, 2002 compared with $1.3 million for the corresponding period in 2001. The increase of $144,000 for the three months ended March 31, 2002 was primarily due to the capitalization of deferred project costs in the three months ended March 31, 2001, and an increase in salaries and benefits associated with new personnel, offset in part by a decrease in outside consulting expenses. As a percentage of revenue, product development expenses were 36.2% for the three months ended March 31, 2002 compared with 30.7% for the corresponding period in 2001.

     General and administrative. General and administrative expense decreased to $707,000 for the three months ended March 31, 2002 as compared to $909,000 for the corresponding period in 2001. The decrease of $202,000 for the three months ended March 31, 2002 was primarily due to decreases in salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001 and a decrease in costs associated with leased facilities, offset in part by an increase in insurance and consulting expenses. As a percentage of revenue, general and administrative expenses were 17.6% for the three months ended March 31, 2002 compared with 21.3% for the corresponding period in 2001.

     Amortization of goodwill and intangibles. Amortization of goodwill and intangibles decreased to $1.9 million for the three months ended March 31, 2002, as compared to $2.1 million for the corresponding period in 2001. The decrease was due to amortization in 2001 of goodwill resulting from our acquisition of Envenue, as well as amortization expense in 2001 associated with a software license.

     Other income (expense) net. Other income decreased to $595,000 for the three months ended March 31, 2002 as compared to $909,000 for the corresponding period in 2001. The decrease in other income was due primarily to a decrease in interest income earned as a result of reduced funds available for investment, offset in part by a loss on disposal of fixed assets in 2001.

     Net loss. Our losses decreased to $1.8 million for the three months ended March 31, 2002, from $7.2 million for the corresponding period in 2001. As of March 31, 2002, our accumulated deficit totaled $99.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had cash and cash equivalents totaling $948,000. We also had short and long-term investments valued at $53.6 million and restricted cash of $788,000.

     Net cash used for operating activities for the three months ended March 31, 2002 was $2.5 million, primarily due to a net loss of $1.8 million, an increase in accounts receivable of $993,000, a decrease in accounts payable of $930,000 and a decrease in accrued restructuring of $759,000, offset in part by a decrease in other current assets of $1.8 million. Under our directory agreement with America Online, Inc., a subsidiary of AOL Time Warner, Inc., we paid $13.0 million to AOL at the signing of the directory agreement in December 2000 and $2.0 million upon the execution of the April 2002 amendment to that agreement. Under the amended agreement, we will make six additional quarterly payments of $2.0 million each, with the final payment due in October 2003.

     Net cash provided by investing activities for the three months ended March 31, 2002 was $381,000. Investing activities for the period were primarily related to net proceeds from investments of $868,000 and purchases of property and equipment of $574,000.

     Net cash used for financing activities for the three months ended March 31, 2002 was $1.1 million, primarily due to the purchase of $1.3 million in treasury stock, offset in part by proceeds from the issuance of stock of $172,000. In February 2002, Viacom Inc. exercised its warrant to purchase 533,468 shares of our common stock pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of common stock. In March 2002, we repurchased the 386,302 shares of our common stock from Viacom at $3.25 per share. The repurchased shares are being held as treasury stock.

     In March 2001, we entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation. Under the agreement, we lease $1.1 million of computer equipment over a three-year period ending on June 28, 2004. Upon the expiration of the lease, we have the option to purchase the leased assets for one dollar. The agreement has an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, we are required to maintain on deposit with Fleet Nation Bank a compensating balance, restricted to use. The compensating balance is adjusted on a quarterly basis to an amount equal to the principal outstanding under the lease. As of March 31, 2002, we have recorded $788,000 as restricted cash.

     Since our inception through December 2001, we have significantly increased our operating expenses. While operating expenses have decreased in the three months ended March 31, 2002 when compared to the corresponding period in 2001, we anticipate that our operating expenses and capital expenditures will continue to constitute a material use of our cash resources. We previously relied on our non-cash CBS-related advertising, which is no longer available to us. We expect that we may need to incur advertising expense in future periods, which will require us to spend cash in order to continue to brand our name and increase traffic to our Web site. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are strategic or complementary to our business. We believe that the cash and marketable securities currently available will be sufficient to meet our anticipated cash requirements to fund operations for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified the policies below as critical to the understanding of our results of operations. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, intangible assets, compensation expenses, third-party commissions, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

     Merchant network revenue also includes revenue from activities in which we run trademark and display ads in the Switchboard.com yellow pages directory, build and host Web sites for local merchants, charge customer acquisition fees to program partners for the initiation and set-up of new local merchant Web sites and send related direct electronic mail-based promotions. For trademark ads, display ads and the hosting of Web sites, we charge a subscription fee. Subscription fees are recognized over the period that the trademark ad, display ad or local merchant Web site is in place, which typically is between a month and a year. Customer acquisition fees are recognized when the local merchant Web site construction is complete. Revenue from direct electronic-based promotions is recognized as services are performed.

     Our banner and site sponsorship advertising revenue is derived principally from short-term advertising contracts and sponsorship agreements in which we receive a fixed fee or earn a fee based on a per thousand impressions or per action basis. Banner and site sponsorship advertising revenue also includes related direct electronic mail-based promotions. The duration of our advertising commitments from customers typically ranges from two weeks to one year. Revenue from banner and site sponsorship advertising is recognized as the services are delivered.

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

  CONCURRENT TRANSACTIONS

     We had advertising barter transactions totaling $114,000, or 2.7% of revenues, for the three months ended March 31, 2001, in which we received promotion in exchange for promotion on our Web site. There were no revenues from barter transactions in the three months ended March 31, 2002. Revenue from advertising barter has been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. Accounting rules applicable to concurrent transactions continue to evolve. Any further changes to these accounting rules could affect the valuation of any future concurrent transactions.

  GOODWILL AND INTANGIBLES

     We recorded amounts in excess of assets acquired pursuant to our acquisition of Envenue in November 2000 as goodwill. Subsequently, in December 2001, we evaluated the net realizable value of our goodwill in Envenue, and determined that it had been impaired based upon undiscounted future cash flows. As a result, we recorded a loss on impairment of $1.9 million as a component of the one-time charge to earnings in our fourth quarter of 2001 restructuring and other charges. Pursuant to a distribution agreement we entered into with AOL in December 2000, we issued shares of our common stock to AOL. The value of these shares of common stock has been recorded as an intangible, and has been amortized on a straight-line basis over a period of four years. In April 2002, we amended our relationship with AOL. Among other things, we extended the term of the agreement for an additional year. As a result, we anticipate amortizing in future periods the net book value of our intangible at the time of the amendment on a straight-line basis over the remaining term of the amended agreement.

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

  RISKS, CONCENTRATIONS AND UNCERTAINTIES

     We invest our cash and cash equivalents primarily in deposits and money market funds with financial institutions. We have not experienced any realized losses to date on our invested cash. A potential exposure is a concentration of credit risk in trade accounts receivable. We maintain reserves for credit losses and, to date, such losses have been within our expectations. These expectations are based on historical experience, analysis of information currently available to us with respect to our customer's financial position, as well as various other factors. While we believe we can make reliable estimates of these matters, it is possible that these estimates may change in the near future. A change in estimates could negatively affect our results of operations.


FACTORS AFFECTING OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF
STOCK

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of Switchboard in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

                          RISKS RELATED TO OUR BUSINESS

  WE HAVE A HISTORY OF INCURRING NET LOSSES, WE EXPECT OUR NET LOSSES TO CONTINUE FOR THE NEXT SEVERAL QUARTERS AND WE MAY NEVER ACHIEVE PROFITABILITY

     We have incurred significant net losses in each fiscal quarter since our inception. From inception to March 31, 2002, we have incurred net losses totaling $99.2 million. As a result, we need to generate significant additional revenue to fund our operations. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

  IF THE DIRECTORY SERVICES AGREEMENT WE ENTERED INTO WITH AMERICA ONLINE, INC. ("AOL"), A SUBSIDIARY OF AOL TIME WARNER, INC., IS NOT SUCCESSFUL, IT COULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR RESULTS OF OPERATIONS

     The directory services agreement we entered into with AOL may not generate anticipated revenues or other benefits. Even though we have recently amended the agreement to resolve a payment schedule issue and extend its term, the agreement may still be prematurely terminated by breach or otherwise fail to be successful. Local merchants may not view the alliance as an effective advertising vehicle for their products and services. Even if the directory services agreement is not successful, AOL may not have to return any of the consideration, including cash and stock, which we have paid to AOL, and we may have continuing contractual and other financial obligations to AOL under the agreement.

     In 2001 and the first three months of 2002, AOL represented a significant portion of our revenue. AOL accounted for 25.4% of total revenue in 2001 and 50.4% of total revenue in the three months ended March 31, 2002. We anticipate that AOL will represent an even greater percentage of our revenue during the remainder of 2002 and will be a material component of our overall business. The termination of our agreement with AOL or the failure of our agreement with AOL to generate these anticipated revenues would have a material adverse effect on our results of operations and financial condition.

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

    Factors that may cause our results of operations to fluctuate include:

  * the addition or loss of relationships with third parties that are our source of new merchants or that license our services for use on their own Web sites;
  * the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;
  * technical difficulties or failures affecting our systems or the Internet in general;
  * the cost of acquiring, and the availability of, content, including directory information and maps; and
  * the fact that our expenses are only partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short-term.

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

     In addition to our relationship with AOL and our existing relationships with merchant aggregators, we have entered into relationships with merchant network alliance partners and third-party content providers. These parties may not perform their contractual obligations to us and, if they do not, we may not be able to require them to do so. Some of our strategic relationships may be terminated by either party on short notice.

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

  THE ATTRACTIVENESS OF OUR SERVICES COULD DIMINISH IF WE ARE NOT ABLE TO LICENSE ACCURATE DATABASE INFORMATION FROM THIRD-PARTY CONTENT PROVIDERS

     We principally rely upon single third-party sources to provide us with our business and residential listings data, e-mail data, and mapping data. The loss of any one of these sources or the inability of any of these sources to collect their data could significantly and adversely affect our ability to provide information to consumers. Although other sources of database information exist, we may not be able to integrate data from these sources into our database systems in a timely, cost-effective manner, or without an inordinate disruption of internal engineering resources. Other sources of data may not be offered on terms acceptable to us. Moreover, a consolidation by Internet-related businesses could reduce the number of content providers with which we could form relationships.

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

     As of March 31, 2002, ePresence beneficially owned approximately 53.3% of our common stock. Based upon this majority interest in us, ePresence is generally able to control all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Presently, three of the six members of our Board of Directors are officers or directors of ePresence. ePresence's control over us could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a more optimal return on investment. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us.

     ePresence may elect to sell all or a substantial portion of its capital stock to one or more third parties, in which case a third party with whom we have no prior relationship could exercise the same degree of control over us as ePresence presently does.

  WE RELY ON A SMALL NUMBER OF CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

     We derive a substantial portion of our revenue from a small number customers. During the three months ended March 31, 2002, revenue derived from our top ten customers accounted for approximately 77.3% of our total revenue. Additionally, revenue derived from AOL accounted for 50.4% of our total revenue in the first three months of 2002. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

  IF WE DO NOT INTRODUCE NEW OR ENHANCED OFFERINGS TO OUR MERCHANT NETWORK ALLIANCE PARTNERS, WE MAY BE UNABLE TO ATTRACT AND RETAIN THOSE MERCHANT NETWORK ALLIANCE PARTNERS, WHICH WOULD SIGNIFICANTLY IMPEDE OUR ABILITY TO GENERATE REVENUE


     We need to introduce new or enhanced services to attract and retain merchant network alliance partners, and remain competitive. Our industry has been characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions embodying new technologies. These changes could render our technology, systems and Web site obsolete. If we do not periodically enhance our existing services, develop new services and technologies that address sophisticated and varied consumer needs, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis and address evolving customer preferences, our services may not be attractive to merchant network alliance partners, which would significantly impede our revenue growth. In addition, if any new product or service introduction, such as the Switchboard Matrix system with enhanced search capabilities, is not favorably received, our reputation and our brand could be damaged. We may also experience difficulties that could delay or prevent us from introducing new services.


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

     We have limited experience in acquiring businesses and have very limited experience in acquiring complementary technologies. In May 1998, we acquired MapsOnUs, and in November 2000, we acquired Envenue. In the future we may undertake additional acquisitions. Acquisitions, in general, involve numerous risks, including:

  *  diversion of our management's attention;
  * future impairment of substantial goodwill, adversely affecting our reported results of operations;
  * inability to retain the management, key personnel and other employees of the acquired business;
  * inability to assimilate the operations, products, technologies and information systems of the acquired business with our business; and
  * inability to retain the acquired company's customers, affiliates, content providers and advertisers.

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

  IF WE ARE NOT ABLE TO ATTRACT AND RETAIN HIGHLY SKILLED MANAGERIAL AND TECHNICAL PERSONNEL WITH INTERNET EXPERIENCE, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS MODEL SUCCESSFULLY

     We believe that our management must be able to act decisively to apply and adapt our business model in the rapidly changing Internet markets in which we compete. In addition, we rely upon our technical employees to develop and maintain much of the technology used to provide our services. Consequently, we believe that our success depends largely on our ability to attract and retain highly skilled managerial and technical personnel. We may not be able to hire or retain the necessary personnel to implement our business strategy. In addition, we may need to pay higher compensation to employees than we currently expect.

  OUR RELIANCE UPON ADVERTISING REVENUE EXPOSES US TO COMPETITIVE PRICING PRESSURES

     We previously derived a majority of our revenue from the sale of banner and site sponsorship advertisements. Although we are less reliant on this banner and site sponsorship revenue as a percentage of revenue, it is still an important component of our total revenue. We typically sell advertisements under agreements with terms of less than six months. These short-term agreements expose us to competitive pricing pressures and potentially severe fluctuations in our results of operations. As the Internet advertising market evolves, advertisers are becoming increasingly demanding in terms of their expectations for results and returns from their advertising expenditures. These increasing demands exacerbate the other competitive pressures we experience.

     Additionally, if we are unable to remain an attractive medium for advertising, our revenue will decline. Our ability to remain an attractive medium for advertising will depend upon a number of factors, including the acceptance of our services by a large number of users who have demographic characteristics that are attractive to advertisers.

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

  WE MAY EXPERIENCE DIFFICULTY ESTABLISHING THE SWITCHBOARD BRAND WITHOUT THE ABILITY TO USE VIACOM'S CBS TRADEMARKS

     We used CBS trademarks in association with our own trademarks in our brand-building efforts beginning in June 1999. Our use of those CBS trademarks may have been a significant contributing factor in establishing our brand. Our license to use the CBS trademarks terminated on January 26, 2002. Our efforts to maintain and further develop our brand may not be as effective since our trademarks are no longer associated with the CBS trademarks. Any harm to these efforts could have a material adverse effect on our business.

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

     Even though we anticipate that revenue from banner and site sponsorship advertisements will decline as a percentage of our future revenue, our future success still depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 36.0% and 57.2% of our revenue from the sale of banner and site sponsorship advertisements during the years ended December 31, 2001 and 2000, and 7.4% and 58.2% of our revenue in the three months ended March 31, 2002 and 2001, respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

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

     We aggregate and distribute third-party data over the Internet. In addition, third-party Web sites are accessible through our Web site. As a result, we could be subject to legal claims for defamation, negligence, intellectual property infringement and product or service liability. Other claims may be based on errors or false or misleading information provided on our Web site. Other claims may be based on links to sexually explicit Web sites and sexually explicit advertisements. We may need to expend substantial resources to investigate and defend these claims, regardless of whether we successfully defend against them. While we carry general business insurance, the amount of coverage we maintain may not be adequate. In addition, implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our content to users.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments have maturities within two years. We do not have any derivative instruments.

     The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

     All the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2002.


                          PART II -- OTHER INFORMATION

ITEM 2. -- CHANGES IN SECURITIES AND USE OF PROCEEDS

(a.)  Not applicable.

(b.)  Not applicable.

(c.) On February 27, 2002, we issued 386,302 shares of common stock to Viacom Inc. ("Viacom") pursuant to Viacom's exercise of warrants initially granted to Viacom on June 30, 1999 and July 1, 1999. The warrants gave Viacom the right to purchase up to 533,468 shares of our common stock at an exercise price of $1.00 per share, but contained a net issuance feature under which, in lieu of tendering a cash payment for the aggregate exercise price of the purchased shares, Viacom was able to elect to receive a reduced number of shares computed in accordance with an agreed-upon formula in exchange for its warrants. Viacom elected to utilize this net issuance feature in exercising the warrants. As a result of this cashless exercise, we received no proceeds from Viacom's warrant exercise. No underwriters were involved in the foregoing issuance of securities. The 386,302 shares of common stock issued to Viacom in exchange for Viacom's warrants are securities which are exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) of that Act.

     Subsequently, on March 12, 2002, we repurchased from Viacom the 386,302 shares of common stock obtained through the warrant exercise at a price of $3.25 per share, representing a 20% discount from the average closing price of Switchboard common stock over the 30 trading days up through and including March 4, 2002.

(d.) On March 2, 2000, we made an initial public offering of up to 6,325,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-90013), which was declared effective by the Securities and Exchange Commission on March 1, 2000.

     Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. Through March 31, 2002, we used approximately $22.1 million of the proceeds from the offering for working capital purposes, of which approximately $4.5 million was for the purchase of fixed assets. In December 2000 we paid $13.0 million of the proceeds to America Online, Inc. pursuant to the terms of our Directory and Local Advertising Platform Services Agreement entered into with America Online on that date. In addition, in March 2002, we used $1.3 million of the proceeds for the purchase of 386,302 shares of our common stock from Viacom Inc. as treasury stock. Subsequently, in April 2002, we paid America Online $2.0 million upon the execution of the Second Amendment to the Directory and Local Advertising Platform Services Agreement. As of March 31, 2002, we have invested the remaining net proceeds in interest-bearing, investment-grade securities.


ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

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

  b.   Reports on Form 8-K.

     We did not file a current report on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SWITCHBOARD INCORPORATED



Date: May 9, 2002                      By:  /s/ Robert P. Orlando
                                             ---------------------
                                             Robert P. Orlando
                                             Principal Financial Officer and
                                             Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -------------
10.1 Termination Agreement between MediaMap, Inc. and Switchboard Incorporated dated January 30, 2002.
10.2 Agreement of Amendment, Severance, and Mutual Release between John Jewett and Switchboard Incorporated dated February 26, 2002.
10.3 Restricted Stock Agreement Granted Under 1999 Stock Incentive Plan between Douglas J. Greenlaw and Switchboard Incorporated dated January 4, 2002.
10.4 Secured promissory note between Douglas J. Greenlaw and Switchboard Incorporated dated January 4, 2002.
10.5         Collateral Assignment and Pledge Agreement between Douglas J.
             Greenlaw and Switchboard Incorporated dated January 4, 2002.
10.6 Consent to the cancellation of options granted on October 13, 1999 by Douglas J. Greenlaw on January 4, 2002.
10.7 First Amendment dated November 16, 2001 to the Directory and Local Advertising Platform Services Agreement between Switchboard Incorporated and America Online, Inc. dated December 11, 2000.
10.8+ Second Amendment dated April 25, 2002 to the Directory and Local Advertising Platform Services Agreement between Switchboard Incorporated and America Online, Inc. dated December 11, 2000.
10.9 Services Agreement dated March 7, 2002 between Switchboard Incorporated and ePresence Inc.


      + Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.