Form 10-K/A
period 2001-12-31
SWITCHBOARD INC
filed 2002-09-19
CIK 1085223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                           AMENDMENT NO.1 TO FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 22, 2002, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $10,086,000 (reference is made to Part II, Item 5 of this Annual Report on Form 10-K for the statement of assumptions upon which this calculation is based).

     On March 22, 2002, there were 18,334,276 shares of the Registrant's common stock outstanding. The Registrant has no shares of non-voting common stock authorized or outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders scheduled to be held on May 16, 2002 (the "2002 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, are incorporated by reference into
Part III herein. With the exception of the portions of the 2002 Proxy Statement expressly incorporated herein by reference, such document shall not be deemed filed as part hereof.

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to Annual Report on Form 10-K is to restate our audited financial statements for the fiscal year ended December 31, 2001 and to correspondingly modify related disclosures.

     The restatements of our financial statements for the fiscal year ended December 31, 2001 disclosed in this Amendment No. 1 to Annual Report on Form 10-K are described in detail under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Financial Statements," included herein within Item 7 of Part II, and our consolidated financial statements and related notes, including, without limitation, Note C, included herein as Item 8 of Part II.

     We have amended and restated in its entirety each Item of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that has been affected by these restatements. This Amendment No. 1 to Annual Report on Form 10-K does not reflect events occurring after the March 29, 2002 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or modify or update the disclosures set forth in that Annual Report on Form 10-K in any way, except as required to reflect the effects of the re-audit of our financial statements for the fiscal year ended December 31, 2001 and the related restatements disclosed herein.

     The Items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 which are amended and restated herein are:

     * Item 1 of Part I;

     * Items 6, 7 and 8 of Part II; and

     * Item 14 of Part IV.

     The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-K consist of all other Items originally contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, in the form filed with the Securities and Exchange Commission on March 29, 2002. These remaining Items are not amended hereby, but are included for the convenience of the reader. They are:

     * Items 2, 3 and 4 of, and "Executive Officers of the Registrant" contained within, Part I;

     * Items 5, 7A and 9 of Part II; and

     * Items 10, 11, 12 and 13 of Part III.

                           FORWARD LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts, included herein regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used herein, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Operating Results, Business Prospects and the Market Price of Our Stock" and elsewhere herein. As noted in "Explanatory Note" above, the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Operating Results, Business Prospects and the Market Price of Our Stock" and elsewhere herein do not reflect events occurring after March 29, 2002 and are not modified or updated, except as required to reflect the effects of the re-audit of our financial statements for the fiscal year ended December 31, 2001 and the related restatements disclosed herein. For current information regarding risks, uncertainties and other factors that may affect operating results, business prospects and the market price of our stock, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Operating Results, Business Prospects and the Market Price of Our Stock" included in Item 2 of Part I of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on or about date of the filing hereof and as supplemented or superseded by subsequent filings with the SEC. We do not assume any obligations to update any of the forward-looking statements we make.

                                WEB SITE ADDRESS

     Our Web site address is www.switchboard.com. References herein to www.switchboard.com, switchboard.com, any variations of the foregoing or any other uniform resource locator, or URL, are inactive textual references only. The information on our Web site or at any other URL is not incorporated by reference herein and should not be considered to be a part of this document.

                                   TRADEMARKS

     Switchboard, Ad Studio, MapsOnUs, My Corner, My Studio, SideClick, Think Outside the Book and What's Nearby are registered service marks of Switchboard Incorporated. Deals Nearby, Envenue, It's the Yellow Pages. Electrified., Nearbuy, and Switchboard Matrix are service marks of Switchboard Incorporated. Other product, company or organization names cited herein may be service marks, trademarks or trade names of their respective companies or organizations.

                            SWITCHBOARD INCORPORATED
                AMENDMENT NO.1 TO 2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

Part I
     Item 1:  Business.......................................................  5
     Item 2:  Properties..................................................... 11
     Item 3:  Legal Proceedings.............................................. 11
     Item 4:  Submission of Matters to a Vote of Security Holders............ 11
              Executive Officers of the Registrant........................... 12
Part II
     Item 5:  Market for the Registrant's Common Equity and Related
              Stockholder Matters............................................ 13
     Item 6:  Selected Consolidated Financial Data........................... 14
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 15
     Item 7A. Quantitative and Qualitative Disclosures About Market Risks.... 37
     Item 8.  Consolidated Financial Statements and Supplementary Data....... 38
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 69
Part III
     Item 10. Directors and Executive Officers of the Registrant............. 69
     Item 11. Executive Compensation......................................... 69
     Item 12. Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters................................ 69
     Item 13. Certain Relationships and Related Transactions................. 69
Part IV.
     Item 14. Exhibits, Consolidated Financial Statement Schedules and
              Reports on Form 8-K............................................ 70
              Signatures..................................................... 73
              Certifications................................................. 74

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

     Consumers - With a focus on user experience, we create simple user
     ---------
interfaces backed by sophisticated searching capabilities to deliver accurate results quickly and easily.

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

                                  Our Products

     Yellow Pages Platform - Our Web-hosted yellow pages platform is comprised
     ---------------------
of four fully integrated components that enable our alliance partners to develop and manage their online directory business.

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

     Switchboard.com - Our flagship Web site and the first site to deliver
     ---------------
national directory services on the Internet in 1996, Switchboard.com is a showcase for our technology platform. Providing a free alternative to costly directory assistance charges, over 80 million page views are generated on the site each month by more than 3 million consumers performing business, people and product lookups both at home and in the workplace. Yellow pages and general site advertising on the Switchboard.com Web site can be purchased through our direct sales force as well as through our alliance partners who sell to their local merchant customers the additional distribution of their advertisement within the Switchboard.com Web site (Switchboard Distribution) in conjunction with their own online yellow pages products.

     Product Directory - Our "Find a Product" directory service helps consumers
     -----------------
find the things they want from local brick and mortar businesses. By importing and organizing high volumes of data from retail inventory databases, point-of-sale systems, and other sources of structured product information, our product directory platform lets consumers easily perform complex product searches by inputting a wide array of criteria including product descriptions, brands, and model numbers. Our Product Directory is deployed on Switchboard.com and our alliance partner network as well as across wireless carriers Sprint PCS, AT&T Wireless, Cingular and Nextel, who offer access to the directory to their Web-enabled customers.

     MapsOnUs.com - Maps and Directions - Our MapsOnUs technology integrates
     ------------
maps and driving directions into many areas of our directory platform, and is also available through our MapsOnUs.com Web site. Utilizing our MapsOnUs capabilities, we are able to provide businesses with Dealer Locators that can be easily integrated into their Web sites to help visitors locate the closest outlet, dealer or franchisee, such as the Post Office locator currently implemented for the United States Postal Service on USPS.com. We also customize the MapsOnUs maps and driving directions content for licensing to a number of online destinations.

                          Principal Sources of Revenue

Merchant Network Revenue
------------------------

         Directory Platform - Merchant alliance partners typically pay us an engineering fee for the creation and modification of a Web-hosted directory platform, a fee for the platform based upon the size and complexity of the platform we create for them, plus a per-merchant fee per month based upon the number of merchants they promote within the platform. In 2001, our merchant network alliance partner America Online Inc. represented a significant portion of our revenue. AOL accounted for 30.6% of total revenue in 2001. We anticipate that AOL will represent an even greater percentage of our revenue in 2002 and will be a material component of our overall business.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their respective ages and positions with Switchboard as of March 22, 2002 are as follows:

Name                          Age      Position
-------------------           ---      -----------------------------------------
Douglas J. Greenlaw           57       Chief Executive Officer and Director
Dean Polnerow                 46       President and Director
Robert P. Orlando             44       Vice President, Chief Financial Officer,
                                       Treasurer and Secretary
James M. Canon                50       Vice President, Business Development
Kevin P. Lawler               41       Vice President, Human Resources

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


PERIOD                                                             HIGH          LOW
------                                                             ----          ---
FISCAL 2000
First Quarter of Fiscal 2000 (Commencing on March 2, 2000)        $44.25       $20.50
Second Quarter of Fiscal 2000                                     $33.94        $6.69
Third Quarter of Fiscal 2000                                       $9.75        $5.59
Fourth Quarter of Fiscal 2000                                      $7.63        $2.88
FISCAL 2001
First Quarter of Fiscal 2001                                       $6.25        $2.94
Second Quarter of Fiscal 2001                                      $6.00        $2.63
Third Quarter of Fiscal 2001                                       $6.25        $2.72
Fourth Quarter of Fiscal 2001                                      $3.47        $2.27
FISCAL 2002
First Quarter of Fiscal 2002 (up to March 22, 2002)                $5.00        $3.02

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included herein.

     The selected consolidated financial data set forth below as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 are derived from the audited consolidated financial statements of Switchboard included herein. All other selected consolidated financial data set forth below is derived from audited financial statements of Switchboard not included herein. Switchboard's historical results are not necessarily indicative of its results of operations to be expected in the future. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Financial Statements" and our consolidated financial statements and related notes, including, without limitation, Note C, included herein, the Company has restated its previously audited consolidated statements for the fiscal year ended December 31, 2001. The effects of these restatements are reflected in the selected consolidated financial data set forth below.

                      Selected Consolidated Financial Data
                      (In thousands except per share data)

                                                                     For the Years Ended December 31,
                                                       ----------------------------------------------------------
                                                       2001 (a)      2000          1999        1998        1997
                                                       --------    --------       -------     -------     -------
                                                      (restated)
  Statement of Operations
    Revenue                                            $ 13,326    $ 20,310       $ 8,304     $ 6,536     $   650
    Operating loss                                     $(69,975)   $(20,708)      $(8,656)    $(4,961)    $(5,333)
    Net loss attributable to common stockholders       $(66,754)   $(17,288)      $(9,744)    $(5,658)    $(5,637)

    Basic and diluted net loss per share                 $(2.83)     $(0.75)       $(0.89)     $(0.81)     $(0.81)

                                                                                December 31,
                                                       ----------------------------------------------------------
                                                       2001 (a)      2000          1999        1998        1997
                                                       --------    --------       -------     -------     -------
                                                      (restated)
  Balance Sheet Data
    Total assets                                        $65,835     $98,557       $12,195    $  3,565     $ 1,491
    Long term obligations                               $   518     $ 2,000       $     -    $  7,600     $ 2,984
    Redeemable convertible preferred stock              $     -     $     -       $16,320    $  3,658     $ 3,366
    Total stockholders' equity (deficit)                $56,667     $90,730       $(9,588)   $(11,419)    $(5,774)

(a) Operating loss and net loss attributable to common stockholders in the fiscal year ended December 31, 2001 includes a $22.2 million non-cash loss on Viacom transaction and special charges of $17.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the consolidated statements and related notes appearing elsewhere herein. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Our Operating Results, Business Prospects and the Market Price of Our Stock", as well as those otherwise discussed in this section and elsewhere herein. See "Forward Looking Statements."

OVERVIEW

     Beginning in February 1996 when we commenced operations, we derived our revenue principally from the sale of banner and site sponsorship advertising. We now primarily derive revenue from our merchant network, which includes revenue previously classified as merchant services and syndication and licensing.

     Merchant network revenue includes revenue from various licensing agreements with our merchant network alliance partners. These agreements involve engineering work to develop a Web-hosted platform for our alliance partners, which looks and feels like the alliance partner's own Web site and includes our searching functionality; a license fee based upon the size and complexity of the platform we create for the alliance partner; and a per-merchant fee per month based upon the number of merchants they promote in the platform. Merchant network revenue also includes revenue from activities in which we run trademark and display ads in the Switchboard.com yellow pages directory, build and host Web sites for local merchants and send related direct electronic mail-based promotions. During 2001, approximately 77% of our revenue was derived from our local merchant network.

     We also generate revenue from the sale of national advertising and site sponsorship revenue, which is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During 2001, approximately 23% of our revenue was derived from the sale of national advertising and site sponsorships.

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

     Our amortization of goodwill intangibles and other assets consists primarily of the amortization of the value of stock we issued and cash we paid to America Online, Inc. ("AOL"), a subsidiary of AOL Time Warner Inc., in December 2000. In addition, amortization of intangibles and other assets also includes the amortization of goodwill resulting from our acquisition of Envenue, Inc. in November 2000 and the amortization of other long-term assets.

     We have experienced substantial net losses since our inception. As of December 31, 2001, we had an accumulated deficit of $104.8 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Web site and the establishment of our corporate infrastructure and organization. To date, we have made no provision for income taxes.


RESTATEMENT OF FINANCIAL STATEMENTS

     Our previously issued financial statements for the year ended December 31, 2001, and quarterly results of operations for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 have been restated. The restatements are described in detail below.

     In the first quarter of 2001, we sold banner advertising to a single customer that resulted in $2.7 million of revenue recognized in 2001. While seeking to collect payment in 2002, additional information about this customer and its relationship with one of our vendors was evaluated by us and our recently engaged independent auditors, Ernst and Young, LLP. This information led us to conclude that it would have been more appropriate to record the 2001 banner advertising revenue as a reduction of expense. Accordingly, as part of this restatement, we reduced 2001 annual revenue by $2.7 million, reduced 2001 annual sales and marketing expenses by $1.5 million and reduced the 2001 special charges by $1.2 million. There was no effect on our net loss for the year ended December 31, 2001 related to this issue.

     Contemporaneous with our decision to restate the 2001 financial statements for the banner advertising arrangement, Arthur Andersen LLP, our independent auditors for fiscal 2001, advised us that its Boston office had ceased operations and would be unable to render a report on the restated 2001 financial statements. Therefore, Ernst and Young commenced a re-audit of our 2001 financial statements in August 2002.

     As a result of the re-audit, it was determined that the previously reported 2001 financial statements should also be restated for the following items: a reduction in operating expenses of $1.1 million; a reduction in 2001 annual amortization expense related to our directory and local advertising platform agreement entered into with AOL in December 2000 ("Directory Agreement") of $3.3 million; an impairment charge relating to the Directory Agreement of $11.7 million; and a reduction in the number of shares of common stock used for computing earnings per share by 746,260 shares. In addition, we reclassified $27.9 million and $10.4 million in marketable securities at December 31, 2001 and 2000, respectively, from long-term to short-term, to reflect all marketable securities with less than one year to maturity as short-term.

     The reduction in operating expenses of $1.1 million related to the elimination of excess accrued liabilities that were reflected in the previously issued December 31, 2001 financial statements.

     The $3.3 million reduction in amortization expense resulted from a change in the amortization rate used to amortize the Prepaid Directory Agreement as presented on our balance sheet.

     The $11.7 million impairment charge related to the Directory Agreement was determined pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result of lower than initially anticipated revenues earned by Switchboard under the Directory Agreement during the first year of the term of the Directory Agreement, an impairment review was performed on the net book value of the assets related to the Directory Agreement, totaling $11,723,000 at December 31, 2001, as restated for the $3.3 million reduction in amortization expense described above. Revised revenue projections under the Directory Agreement were developed, and the Company calculated estimated cash flows to be received over the term of the Directory Agreement. We determined that the estimated future undiscounted cash flows were below the $11,723,000 carrying value of the assets related to the Directory Agreement at December 31, 2001. The fair value of the assets related to the Directory Agreement was then determined by discounting the cash flows at a rate of 20% which represented a rate commensurate with the risk involved. As a result of this analysis, we determined that our assets related to the Directory Agreement were fully impaired.

     The number of shares of common stock used in computing earnings per share were reduced by 746,260 shares as these shares were restricted as to transfer as of December 31, 2001 (See - "Significant Relationship").

     Because the above-described restatements reflect the timing of certain revenues and expenses and non-cash transactions, our balance sheet was correspondingly adjusted in various categories, including the asset related to the Directory Agreement, other assets and accrued expenses. In addition, the accumulated deficit at December 31, 2001 was increased by $7.3 million to reflect the cumulative effect of these adjustments. Our capital resources were not impacted by any of these restatements and reclassifications.

     The Securities Exchange Commission, ("SEC") has advised us that it will be delivering to us a document request in connection with an investigation by the SEC of the restatements of the Company's financial statements. We intend to cooperate with the SEC regarding this investigation.

     Following is a summary of selected financial data affected by the restatement of our financial statements for the fiscal year ended December 31, 2001:


                            SWITCHBOARD INCORPORATED
                 CHANGES IN SELECTED CONSOLIDATED FINANCIAL DATA
                           AS A RESULT OF RESTATEMENTS
                      (In thousands, except per share data)


STATEMENT OF OPERATIONS DATA:

                                                                        Year Ended December 31, 2001
                                                        ------------------------------------------------------
                                                        As Previously  Reported    Adjustments        Restated
                                                        -----------------------    -----------       ----------
Revenue                                                        $ 16,026              $(2,700)        $ 13,326

Gross profit                                                   $ 12,508              $(2,700)        $  9,808

Operating expenses:
  Sales and marketing                                          $ 26,938              $(2,332)        $ 24,606
  General and administrative                                   $  4,331              $  (150)        $  4,181
  Amortization of goodwill intangibles and other assets        $  8,017              $(3,250)        $  4,767
  Special charges                                              $  6,951              $10,373         $ 17,324
     Total operating expenses                                  $ 75,142              $ 4,641         $ 79,783

Loss from operations                                           $(62,634)             $(7,341)        $(69,975)

Net loss attributable to common stockholders                   $(59,413)             $(7,341)        $(66,754)

Basic and diluted net loss per share attributable to             $(2.44)              $(0.39)          $(2.83)
  common stockholders

Shares used in computing basic and diluted                       24,336                 (746)          23,590
  net loss per share attributable to common
  stockholders

     The following table presents net increases and (decreases) in our previously reported balance sheets as of December 31, 2001 and 2000 as a result of the aforementioned restatements and reclassifications:

 BALANCE SHEET DATA:

 As of December 31, 2001:

                                                        As Previously  Reported    Adjustments(a)     Restated
                                                        -----------------------    -----------       ----------
Current assets                                                  $22,805             $ 20,842          $43,647
Non-current assets                                              $51,503             $(29,316)         $22,187
Total assets                                                    $74,308             $ (8,473)         $65,835
Accrued expenses                                                $ 4,385             $ (1,132)         $ 3,253
Stockholders' equity                                            $64,008             $ (7,341)         $56,667


 As of December 31, 2000:
                                                        As Previously  Reported    Adjustments(b)     Restated
                                                        -----------------------    -------------     ----------
Current assets                                                  $50,484             $ 10,380          $60,864
Non-current assets                                              $48,073             $(10,380)         $37,693

(a) Includes the reclassification of $875,000 of restricted cash to long-term assets.

(b) Results from the reclassification of $10,380,000 of marketable securities from long-term to short-term to conform to the current method of presentation.

  SIGNIFICANT RELATIONSHIP

     In December 2000, we entered into the Directory Agreement, to develop a new directory and local advertising platform and product set ("Directory Platform") to be featured across specified AOL properties.

     We and AOL share specified directory advertisement revenues during the term of the Directory Agreement. In general (i) we will receive a majority of the first $35.0 million of such directory advertisement revenues and (ii) we will receive a lesser share of any additional such directory advertisement revenues. We paid AOL $13.0 million at the signing of the Directory Agreement, ("Prepaid Directory Agreement"). The Directory Agreement calls for a second payment of $13.0 million on or before March 11, 2002 subject to the incorporation of the Directory Platform on the AOL.com, the AOL Service and Digital City properties (the "AOL Roll-In"), which occurred on January 2, 2002.

     AOL has committed to pay at least $2.0 million to us in consulting or service fees, of which we had delivered $1.9 million in services to AOL through December 31, 2001.

     The Directory Agreement has an initial term of four years, which term is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 24 months and again after 36 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if we are acquired by one of certain third parties or (c) if AOL acquires one of certain third parties and AOL pays to us a termination fee of $25.0 million.

     In connection with entering into the Directory Agreement, we issued to AOL 746,260 shares of our common stock ("AOL Stock Issuance"), which were restricted from transfer until the AOL Roll-In, and agreed to issue to AOL 746,260 shares of common stock if the Directory Agreement continues after two years and an additional 746,260 shares of common stock if the Directory Agreement continues after three years. If we and AOL renew the Directory Agreement for at least an additional four years after the initial term, we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32. We granted AOL "piggy-back" registration rights and up to two Form S-3 demand registration rights with respect to the foregoing shares of common stock.

     As a result of lower than initially anticipated revenues earned by us from the Directory Platform during the first year of this arrangement, an impairment review was performed on the net book value of the AOL Stock Issuance and the restated net Prepaid Directory Agreement, totaling $11,723,000 at December 31, 2001. Revised revenue projections for the Directory Platform were developed, and we calculated estimated cash flows to be received over the term of the AOL Agreement. We determined that the estimated future undiscounted cash flows were below the carrying value of the AOL Stock Issuance and Prepaid Directory Agreement at December 31, 2001. The fair value of the AOL Stock Issuance and Prepaid Directory Agreement was then determined by discounting the cash flows at a rate of 20% which represented a rate commensurate with the risk involved. As a result, we recorded an impairment charge in December 2001 of $11,723,000. This impairment charge was recorded as a component of special charges within our statement of operations. During the years ended December 31, 2001 and 2000, we recorded amortization expense of $4,047,566, as restated, and $411,959, respectively, related to the Prepaid Directory Agreement and the AOL Stock Issuance, as a component of amortization of goodwill, intangibles and other assets.

     Revenue recognized from AOL was $4,074,129, or 30.6% of revenue, for 2001. We anticipate that revenue from AOL will represent an even greater percentage of our revenue in 2002 and will be a material component of our overall business. Amounts due from AOL included in accounts receivable at December 31, 2001 and 2000 were $573,863 and $200,000, respectively, and unbilled receivables as of December 31, 2001 were $618,357.

     Subsequently, in April 2002 and again in August 2002, we amended our relationship with AOL. The net impact of these two amendments resulted in, among other things, the elimination of the additional shares to be issued upon the completion of years two and three; the elimination of the 24 and 36 month revenue targets and additional potential continuation payments; the replacement of the second $13.0 million payment to have been made by March 11, 2002 with a payment of $2.0 million which was made in April 2002 and the amendment of the percentage schedule by which we share in directory advertising revenue with AOL.

RESULTS OF OPERATIONS

     The following table presents certain consolidated statement of operations information stated as a percentage of total revenues:

                                                                                                         Change
                                                                                            ------------------------------
                                              2001            2000            1999          2000 to 2001      1999 to 2000
                                             -------         ------          ------         ------------      ------------
                                           (restated)                                         (restated)
Revenues:
  Merchant network                              77.0%          42.8%           54.9%             18.1%              90.6%
  National advertising                          23.0           57.2            45.1             (73.6)             210.3
                                             -------         ------          ------             -----           --------
    Total revenue                              100.0%         100.0%          100.0%            (34.4)%            144.6%
                                             =======         ======          ======             =====           ========

Cost of revenue                                 26.4%          17.2%           19.3%              0.8%             118.1%
                                             -------         ------          ------             -----           --------
    Gross profit                                73.6           82.8            80.7             (41.7)             150.9

Sales and marketing                            184.6          143.7           130.8             (15.7)             168.8
Research and development                        50.3           17.1            23.2              92.9               80.6
General and administrative                      31.4           16.3            20.6              26.6               92.9
Amortization of goodwill,
intangibles and other assets                    35.8            7.7            10.4             204.0               81.1
Loss on Viacom transaction                     166.6            0.0             0.0               n/a                n/a
Special charges                                130.0            0.0             0.0               n/a                n/a
                                             -------         ------          ------             -----           --------
    Total operating expenses                   598.7          184.8           185.0             112.6              144.3
                                             -------         ------          ------             -----           --------

    Operating loss                            (525.1)        (102.0)         (104.2)            237.9              139.2

    Other income (expense)                      24.2           18.2            (1.8)            (12.7)          (2,576.4)
                                             -------         ------          ------             -----           --------

    Net loss                                  (500.9)%        (83.8)%        (106.0)%           292.3%              93.3%
                                             =======        =======          ======             =====           ========



   REVENUE

     Total revenue was $13.3 million, $20.3 million and $8.3 million in 2001, 2000 and 1999, respectively, representing a decrease of $7.0 million, or 34.4%, from 2000 to 2001, and an increase of $12.0 million, or 144.6%, from 1999 to 2000. The decrease in revenue in 2001 consisted primarily of a decrease in national advertising and site sponsorship revenue, offset in part by an increase in merchant network revenue. The increase in revenue in 2000 when compared to 1999 consisted primarily of increases in national advertising revenue, merchant services and licensing revenue.

     National advertising and site sponsorship revenue was $3.1 million, $11.6 million and $3.7 million in 2001, 2000 and 1999, respectively, representing a decrease of $8.6 million, or 73.6%, from 2000 to 2001, and an increase of $7.9 million, or 210.3%, from 1999 to 2000. The decrease in national advertising and site sponsorship revenue in 2001 resulted from a decrease in both the number of advertisers on the site, as well as the per impression fee charged to those customers. We attribute these decreases to a decline in demand for Internet advertising services as well as the overall state of the U.S. economy. The increase in national advertising and site sponsorship revenue in 2000 was primarily due to increases in both utilization of, and traffic to, our Web site.

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

     We expect that merchant network revenue will increase as a percentage of total revenue in 2002, while revenue from national advertising and site sponsorship will decline as a percentage of total revenue. Revenue from concurrent transactions, in which we received promotion or marketing assets in exchange for promotion on our Web site and inclusion in e-mail distributions to our user base, was 6.6% and 27.4% of total revenue in 2001 and 2000, respectively. There was no revenue generated from concurrent transactions in 1999. In the year ended December 31, 2001, one customer accounted for 30.6% of revenue. In the year ended December 31, 2000, one customer accounted for 15.8% of revenue. In the year ended December 31, 1999, one customer accounted for 22.7% of revenue.

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

  GROSS PROFIT

     Gross profit in 2001 was 73.6% of revenue, or $9.8 million, compared with 82.8%, or $16.8 million, in 2000 and 80.7%, or $6.7 million, in 1999. The decrease in gross profit dollars and percentage in 2001 was primarily due to relatively fixed costs of revenue being spread over decreased revenue. The increase in gross profit dollars and percentage in 2000 was primarily due to overall increases in revenue, offset in part by an increase in variable costs.

  SALES AND MARKETING

     Sales and marketing expenses were $24.6 million, $29.2 million and $10.9 million in 2001, 2000 and 1999, respectively, representing a decrease of $4.6 million, or 15.7%, from 2000 to 2001, and an increase of $18.3 million, or 168.8%, from 1999 to 2000. The decrease in 2001 was due primarily to a decrease in merchant services program expenses and CBS advertising, offset in part by increases in other advertising expenses, provision for doubtful accounts, employee salaries and benefits and costs associated with additional leased facilities. The increase in 2000 was primarily related to increases in CBS advertising, merchant services program expenses, other advertising and employee salaries and benefits.

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

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $4.2 million, $3.3 million and $1.7 million in 2001, 2000 and 1999, respectively, representing an increase of $878,000, or 26.6%, from 2000 to 2001, and an increase of $1.6 million, or 92.9%, from 1999 to 2000. The increase in 2001 was due primarily to increases in professional services, insurance expenses, and salaries and benefits associated with new personnel, offset in part by a decrease in franchise and excise taxes. The increase in 2000 was due primarily to increases in salaries and benefits associated with new personnel, franchise and excise taxes, costs associated with additional leased facilities, professional services expenses and additional travel expenses resulting from new personnel.

  AMORTIZATION OF GOODWILL, INTANGIBLES AND OTHER ASSETS

     Amortization of goodwill, intangibles and other assets was $4.8 million, $1.6 million and $866,000 in 2001, 2000 and 1999, respectively, representing increases of $3.2 million, or 204.0%, from 2000 to 2001, and $702,000, or 81.1%, from 1999 to 2000. The increase in 2001 resulted primarily from amortization of goodwill resulting from our purchase of Envenue in November 2000, as well as amortization of the value of stock issued and cash paid to AOL related to the AOL Directory Agreement we entered into in December 2000. The increase in 2000 was due primarily to the amortization of the value of stock issued and cash paid to AOL and the amortization of software licenses.

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

  SPECIAL CHARGES

     In the three months ended December 31, 2001, we recorded net pre-tax special charges of $17.3 million, comprised primarily of $15.6 million for the impairment of certain assets, $1.0 million for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of our workforce. The restructuring resulted in 21 employee separations. The actions related to the restructuring were substantially completed in 2001. We expect to spend approximately $1.3 million in 2002 related to the restructuring.

     Included in the $15.6 million impairment charge is an impairment charge of $11.7 million for the assets related to our Directory Agreement. As a result of lower than initially anticipated revenues earned by Switchboard under the Directory Agreement during the first year of the term of the Directory Agreement, an impairment review was performed on the net book value of the assets related to the Directory Agreement, totaling $11.7 million at December 31, 2001, as restated for the $3.3 million reduction in amortization expense. Revised revenue projections under the Directory Agreement were developed, and the Company calculated estimated cash flows to be received over the term of the Directory Agreement. We determined that the estimated future undiscounted cash flows were below the carrying value of $11.7 million of the assets related to the Directory Agreement at December 31, 2001. The fair value of the assets related to the Directory Agreement was then determined by discounting the cash flows at a rate of 20% which represented a rate commensurate with the risk involved. As a result, we recorded an impairment charge in December 2001 of $11,723,000.

     In December 2001, we exercised our rights under the Envenue acquisition agreement to substantially reduce the funding of Envenue. We evaluated the carrying value of our goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result during the three months ending December 31, 2001, we recorded as a component of the $15.6 million impairment charge for certain assets an impairment charge of $1.9 million related to the Envenue goodwill. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

     Also included in the impairment charge for certain assets are amounts related to prepaid advertising expenses. As a result of our change in overall strategy from a destination site to a technology provider, we no longer consider this prepaid advertising to be complementary to our corporate strategy. Accordingly, we recorded $1.4 million for the impairment of these prepaid advertising assets.

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

  NET LOSS

     Our net loss increased to $66.8 million in 2001, from $17.0 million in 2000 and $8.8 million in 1999. As of December 31, 2001, our accumulated deficit totaled $104.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had total cash and marketable securities of $60.0 million, consisting of $4.2 million of cash and cash equivalents, $874,000 of restricted cash, $36.6 million of short-term marketable securities and $18.3 million of long-term marketable securities. During 2001, cash decreased by $14.6 million, primarily due to net cash used for operating activities of $9.5 million and cash used in investing activities of $6.2 million, offset in part by cash provided by financing activities of $1.1 million.

     Net cash used for operating activities for 2001 was $9.5 million, primarily due to a net loss of $66.8 million and an increase in other current assets of $5.6 million, offset in part by a $22.2 million non-cash accounting loss on our Viacom transaction, the non-cash portion of our special charges of $17.0 million, non-cash CBS advertising of $9.7 million, a decrease in other assets of $5.9 million, a decrease in accounts receivable of $3.9 million and depreciation and amortization of $2.6 million, as well as various other cash flows from operating activities.

     Net cash used for investing activities for 2001 was $6.2 million. Investing activities for the period were primarily related to net purchases of investments of $2.4 million, purchases of property and equipment of $2.9 million and $874,000 of restricted cash. In the second quarter of 2002, we anticipate making a payment of $2.0 million to the former shareholders of Envenue Inc., under the terms of the purchase agreement we entered into in November 2000.

     Net cash provided by financing activities for 2001 was $1.1 million, primarily due to the proceeds from capital leases of $1.1 million related to a computer equipment sale-leaseback agreement, offset in part by payments made on notes payable of $226,000.

     In November 2000, we acquired Envenue, Inc., a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The total purchase price includes consideration of $2.0 million in cash to be paid on or before May 24, 2002. There is also an 18-month earn-out of up to $2.0 million contingent on performance to be paid on or before July 8, 2002.

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

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified the policies below as critical to the understanding of our results of operations. Note that our preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, intangible assets, compensation expenses, third-party commissions, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

     Revenues earned under the merchant network consist of advertising and platform services. Through our merchant network, we offer certain merchant alliance partners the ability to sell Switchboard.com distribution to their merchant advertisers. These efforts are reflected in our merchant network advertising revenues. For these advertising services, the merchant network alliance partners pay us a monthly fee based on the number of advertisements placed into Switchboard.com. This monthly fee is recognized as revenue by us as it is earned. Platform services relate to the our offerings to our merchant network alliance partners, under which those alliance partners can enter into a development and licensing arrangement with us whereby we create and/or modify a private labeled web-hosted directory platform. Once the web-hosted directory platform is operational, we also earn additional fees based on the number of merchants promoted within the platform. Revenue received by us for such development and licensing arrangements is deferred until such time the platform is accepted by the customer. After acceptance by the customer, revenue from such development and licensing agreements are recognized ratably over the life of the agreement. Any additional engineering or other services fees earned through the merchant promotions are recognized as earned due to their variable nature.

     Revenues earned under our banner and site sponsorships consist principally of advertising revenue earned though our Switchboard.com web site. Specifically, we offer both site-wide banner and category specific banner programs on the Switchboard.com Web site.

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

     In November 2001, the Emerging Issues Task Force concluded its discussions on EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This guidance requires that an entity account for consideration given to a customer as a reduction of revenue unless it can demonstrate an identifiable benefit that can be sufficiently separable from the sale of the products or services to the customer, and can reasonably estimate the fair value of the benefit identified. The Company is required to adopt EITF Issue 01-9 effective January 1, 2002. In accordance with EITF 01-9, the Company will offset the amortization of consideration given to AOL against revenue. Had the Company adopted EITF 01-9 in 2001, the Company's revenues would have been reduced by approximately $4.1 million.

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

  CONCURRENT TRANSACTIONS

     We had barter transactions totaling $836,000, or 6.3% of revenue, and $1,630,000, or 8.0% of revenue, for the years ended December 31, 2001 and 2000, respectively, in which we received promotion in exchange for promotion on our Web site or through direct e-mail distributions. Revenue from advertising barter has been valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction in accordance with Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions". We also had other concurrent transactions totaling $42,000 and $3,940,000, or 19.4% of revenue, for the years ended December 31, 2001 and 2000, respectively, in which we received certain marketing assets in exchange for promotion on our Web site or through direct e-mail distributions. Revenues from other concurrent transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. Accounting rules applicable to concurrent transactions continue to evolve. Any further changes to these accounting rules could affect the valuation of any future concurrent transactions.

  GOODWILL AND INTANGIBLES

     We recorded amounts in excess of assets acquired pursuant to its acquisition of Envenue in November 2000 as goodwill. Pursuant to the AOL Directory Agreement, we issued shares of our common stock to AOL. The value of these shares of common stock have been recorded as an intangible asset, and have been amortized on a straight-line basis over the life of the Directory Agreement. As of December 31, 2001, we evaluated the net realizable value of all our assets related to AOL and Envenue as a result of lower than anticipated revenues in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and determined that both our assets related to AOL and Envenue had been impaired. As a result, we recorded a loss on impairment for both these items as a component of its fourth quarter of 2001 special charges to earnings.

     If facts and circumstances were to indicate that our long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amount to determine if a write-down to fair value is necessary.

  RISKS, CONCENTRATIONS AND UNCERTAINTIES

     We invest our cash and cash equivalents primarily in deposits, money market funds and investment grade securities with financial institutions. We have not experienced any realized losses to date on our invested cash. A potential exposure is a concentration of credit risk in trade accounts receivable. We maintain reserves for credit losses and, to date, such losses have been within our expectations. These expectations are based on historical experience, analysis of information currently available to us with respect to our customer's financial position, as well as various other factors. While we believe we can make reliable estimates of these matters, it is possible that these estimates may change in the near future. A change in estimates could result negatively affect our results of operations.

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

     In November 2001, the Emerging Issues Task Force concluded its discussions on EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This guidance requires that an entity account for consideration given to a customer as a reduction of revenue unless it can demonstrate an identifiable benefit that can be sufficiently separable from the sale of the products or services to the customer, and can reasonably estimate the fair value of the benefit identified. The Company is required to adopt EITF Issue 01-9 effective January 1, 2002. In accordance with EITF 01-9, the Company will offset the amortization of consideration given by the Company to AOL under the Directory Agreement against revenue. Had the Company adopted EITF 01-9 in 2001, the Company's revenues would have been reduced by approximately $4.1 million.


FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND THE MARKET PRICE OF OUR STOCK

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this report, and in any other public statements we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission. See "Forward Looking Statements".

                          RISKS RELATED TO OUR BUSINESS

  WE HAVE A HISTORY OF INCURRING NET LOSSES, WE EXPECT OUR NET LOSSES TO CONTINUE FOR THE NEXT SEVERAL QUARTERS AND WE MAY NEVER ACHIEVE PROFITABILITY

     We have incurred significant net losses in each fiscal quarter since our inception. From inception to December 31, 2001, we have incurred net losses totaling $104.8 million. While we currently expect that we will turn profitable on a quarterly basis by the end of 2002, there can be no guarantees that we will be successful in achieving this quarterly profitability. As a result, we will need to generate significant additional revenue to fund our operations. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

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

     In 2001, AOL represented a significant portion of our revenue. AOL accounted for 30.6% of total revenue in 2001. We anticipate that AOL will represent an even greater percentage of our revenue in 2002 and will be a material component of our overall business. The loss of AOL or the failure of our agreement with AOL to generate these anticipated revenues, would have a material adverse effect on our results of operations and financial condition.

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

  WE RELY ON A SMALL NUMBER OF CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

     We derive a substantial portion of our revenue from a small number customers. During 2001, revenue derived from our top ten customers accounted for approximately 63.4% of our total revenue. Additionally, revenue derived from one customer accounted for 30.6% of our total revenue in 2001. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

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

     Even though we anticipate that revenue from banner and site sponsorship advertisements will decline as a percentage of our future revenue, our future success still depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 23.0%, 57.2% and 45.1% of our revenue from the sale of banner and site sponsorship advertisements during the years ended December 31, 2001, 2000 and 1999, respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements


Report of Ernst & Young LLP, Independent Auditors..................................... 39

Report of PricewaterhouseCoopers LLP, Independent Accountants......................... 40

Consolidated Balance Sheets as of December 31, 2001 and 2000.......................... 41

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001, 2000 and 1999......................................... 42

Consolidated Statements of Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 2001, 2000 and 1999....................... 43

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001, 2000 and 1999......................................... 45

Notes to Consolidated Financial Statements............................................ 46

                         Report of Independent Auditors


The Board of Directors and
Stockholders of Switchboard Incorporated

     We have audited the accompanying consolidated balance sheet of Switchboard Incorporated as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item
14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Switchboard Incorporated at December 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Boston, Massachusetts
August 30, 2002

                        Report of Independent Accountants


To the Board of Directors and
Stockholders of Switchboard, Inc.:

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


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 1, 2001

                                             SWITCHBOARD INCORPORATED
                                            CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                        ----------------------------------
                                                                                            2001                   2000
                                                                                        ------------           -----------
Assets:                                                                                  (restated)
-------
Cash and cash equivalents                                                               $  4,211,911           $18,772,468
Short-term investments                                                                    36,546,512            27,742,747
Accounts receivable, net of allowance of $500,311 and $401,878, respectively               1,634,633             5,571,655
Unbilled receivables                                                                         623,305             1,577,101
Prepaid Directory Agreement, current portion                                                       -             6,500,000
Other current assets                                                                         630,901               699,715
                                                                                        ------------           -----------
     Total current assets                                                                 43,647,262            60,863,686

Long-term investments                                                                     18,333,011            24,254,593
Restricted cash (Note S.)                                                                    874,495                     -
Property and equipment, net                                                                2,884,899             1,428,893
Prepaid Directory Agreement                                                                        -             6,133,065
Other assets, net                                                                             95,030             5,877,046
                                                                                        ------------           -----------
Total assets                                                                            $ 65,834,697           $98,557,283
                                                                                        ============           ===========

Liabilities and stockholders' equity:
-------------------------------------
Accounts payable                                                                          $2,279,154            $1,287,939
Accrued expenses                                                                           3,253,445             3,027,188
Deferred revenue                                                                             760,785             1,512,182
Note payable, current portion                                                              2,000,000                     -
Capital lease obligation, current portion                                                    356,957                     -
                                                                                        ------------           -----------
     Total current liabilities                                                             8,650,341             5,827,309

Note payable, net of current portion                                                               -             2,000,000
Capital lease obligation, net of current portion                                             517,783                     -
                                                                                        ------------           -----------
Total liabilities                                                                          9,168,124             7,827,309

Commitments and contingencies (Note N)

Stockholders' equity:
---------------------
Preferred Stock, $0.01 par value per share; 4,999,999 shares authorized
  and undesignated at December 31, 2001 and 2000, none issued and outstanding                      -                     -
Series E special voting preferred stock, $0.01 par value per share; one share authorized and designated. No shares issued and outstanding as of December 31, 2001.  One share issued and outstanding as of December 31,
  2000.                                                                                            -                     -
Common stock, $0.01 par value per share; authorized 85,000,000 shares, issued and outstanding 18,265,065 shares as of December 31,
  2001 and 25,633,614 shares as of December 31, 2000.                                        182,651               256,336
Additional paid-in capital                                                               160,681,247           182,341,816
Contribution receivable                                                                            -           (54,204,319)
Unearned compensation                                                                       (334,071)                    -
Accumulated other comprehensive income                                                       922,791               368,384
Accumulated deficit                                                                     (104,786,045)          (38,032,243)
                                                                                        ------------           -----------
     Total stockholders' equity                                                           56,666,573            90,729,974
                                                                                        ------------           -----------
Total liabilities and stockholders' equity                                              $ 65,834,697           $98,557,283
                                                                                        ============           ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                                             SWITCHBOARD INCORPORATED
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended December 31,
                                                                -------------------------------------------------------
                                                                    2001                  2000                  1999
                                                                ------------          ------------          -----------
                                                                 (restated)
   Revenue                                                       $13,325,952           $20,310,399           $8,303,610

   Cost of revenue                                                 3,518,006             3,490,811            1,600,877
                                                                ------------          ------------          -----------

   Gross profit                                                    9,807,946            16,819,588            6,702,733

   Operating expenses:
   Sales and marketing                                            24,605,759            29,182,385           10,857,390
   Research and development                                        6,701,543             3,473,504            1,922,915
   General and administrative                                      4,181,241             3,303,245            1,712,298
   Amortization of goodwill, intangibles and other
     assets                                                        4,766,806             1,568,308              866,013
   Loss on Viacom transaction                                     22,203,422                     -                    -
   Special charges                                                17,324,125                     -                    -
                                                                ------------          ------------          -----------
        Total operating expenses                                  79,782,896            37,527,442           15,358,616
                                                                ------------          ------------          -----------

   Loss from operations                                          (69,974,950)          (20,707,854)          (8,655,883)

   Other income (expense):
   Interest income                                                 3,583,562             4,547,190              136,162
   Interest expense                                                  (65,738)              (14,533)            (287,234)
   Other-than-temporary unrealized loss on investment                (55,110)             (713,971)                   -
   Other income (expense)                                           (241,566)             (128,485)               2,059
                                                                ------------          ------------          -----------
        Total other income (expense)                               3,221,148             3,690,201             (149,013)
                                                                ------------          ------------          -----------

   Net loss                                                      (66,753,802)          (17,017,653)          (8,804,896)

   Accrued dividends for preferred stockholders                            -               270,615              938,732
                                                                ------------          ------------          -----------

   Net loss attributable to common stockholders                 $(66,753,802)         $(17,288,268)         $(9,743,628)
                                                                ============          ============          ===========

   Basic and diluted net loss per share attributable to
     common stockholders                                              $(2.83)               $(0.75)              $(0.89)
                                                                      ======                ======               ======

   Shares used in computing basic and diluted
     net loss per share attributable to common
     stockholders                                                 23,590,381            22,973,993           10,914,944

   Unaudited pro forma basic and diluted net loss per
     share (Note B)                                                                         $(0.72)
                                                                                            ======

   Shares used in computing unaudited pro forma basic
     and diluted net loss per share                                                     23,606,616

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
                                              ========  ======= ============ ========== ============= =============

                            SWITCHBOARD INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                                                  Accumulated                        Total
                                                                    Other                        Stockholders'
                                                  Unearned       Comprehensive    Accumulated       Equity
                                                Compensation       Income           Deficit        (Deficit)
                                               --------------- ---------------- -------------- ----------------
Balance, December 31, 1998                           $       -       $        -   $(12,209,694)    $(11,418,659)
Issuance of common stock under stock option
  plans                                                                       -              -           78,936
Issuance of common stock and common stock
  warrants to Viacom Inc., net of issuance
  costs of $977,120                                                           -              -        4,022,880
Issuance of common stock and warrants
  related to third party agreements                                           -              -        1,547,071
Accrued dividends for preferred stockholders                 -                -              -         (938,732)
Issuance of preferred stock to Viacom Inc.                   -                -              -                -
Non-cash advertising and promotion expenses                  -                -              -        4,069,246
Change in net unrealized gain on investment                  -        1,855,950              -        1,855,950
Net loss                                                     -                -     (8,804,896)      (8,804,896)
                                                                                               ----------------
Comprehensive loss                                           -                -              -       (6,948,946)
                                               --------------- ---------------- -------------- ----------------
Balance, December 31, 1999                                   -        1,855,950    (21,014,590)      (9,588,204)
Issuance of common stock under stock option
  and stock purchase plans                                   -                -              -          632,390
Issuance of stock options to non-employees                   -                -              -           37,573
Issuance of common stock pursuant to the
  Company's initial public offering                          -                -              -       86,303,947
Conversion of preferred to common stock in
  connection with the Company's initial
  public offering                                            -                -              -       16,590,185
Issuance of common stock and warrants
  related to third party agreements                          -                -              -        3,705,723
Non-cash advertising and promotion expenses                  -                -              -       11,824,194
Accrued dividends for preferred stockholders                 -                -              -         (270,615)
Change in net unrealized gain on investments                 -       (1,487,566)             -       (1,487,566)
Net loss                                                     -                -    (17,017,653)     (17,017,653)
                                                                                               ----------------
Comprehensive loss                                           -                -              -      (18,505,219)
                                               --------------- ---------------- -------------- ----------------
Balance, December 31, 2000                                   -          368,384    (38,032,243)      90,729,974
Issuance of common stock under stock option
  and stock purchase plans                                   -                -              -          260,257
Expenses resulting from issuance of common
  stock and warrants related to third party
  agreements                                                 -                -              -         (110,456)
Unearned compensation associated with grant
  of below market stock options to an employee        (436,460)               -              -                -
Amortization of unearned compensation                  102,389                -              -          102,389
Restructuring of Viacom Inc. relationship                    -                -              -       22,203,422
Non-cash advertising and promotion expenses                  -                -              -        9,680,382
Change in net unrealized gain on investments                 -          554,407              -          554,407
Net loss (restated)                                          -                -    (66,753,802)     (66,753,802)
                                                                                               ----------------
Comprehensive loss                                           -                -              -      (66,199,395)
                                               --------------- ---------------- -------------- ----------------
Balance, December 31, 2001 (restated)                $(334,071)       $ 922,791  $(104,786,045)    $ 56,666,573
                                               =============== ================ ============== ================

     The accompanying notes are an integral part of these consolidated financial statements.

                                             SWITCHBOARD INCORPORATED
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                                -----------------------------------------
                                                                                    2001           2000           1999
                                                                                ------------   ------------   -----------
                                                                                 (restated)
Cash flows from operating activities:
Net loss                                                                        $(66,753,802)  $(17,017,653)  $(8,804,896)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                               2,649,253      1,311,536       790,574
       Amortization of unearned compensation                                         102,389              -             -
       Loss on disposal of property and equipment                                    175,861        124,000             -
       Expense related to warrant grants                                                   -        552,306       497,071
       Write-off of technology                                                             -              -             -
       Non-cash advertising and promotion expense                                  9,680,382     11,824,194     4,069,246
       Loss on Viacom Inc. transaction                                            22,203,422              -             -
       Special charges, non-cash portion                                          16,955,152              -             -
       Other-than-temporary unrealized loss on available for sale investments         55,110        713,971             -
       Expenses resulting from issuance of common stock
           and warrants related to third party agreements                           (110,456)             -             -

     Changes in operating assets and liabilities:
       Accounts receivable                                                         3,937,021     (5,479,181)     (176,055)
       Unbilled receivables                                                          953,796      1,390,675      (494,149)
       Other current assets                                                       (5,607,889)      (219,639)     (467,516)
       Other assets                                                                5,881,408     (5,971,622)     (442,191)
       Directory Services agreement                                                        -     (6,500,000)            -
       Accounts payable                                                              991,214        500,754       750,195
       Accrued expenses                                                           (1,267,451)       158,683       600,805
       Accrued restructuring                                                       1,409,534              -             -
       Deferred revenue                                                             (751,397)       163,037       899,909
                                                                                ------------   ------------   -----------
          Net cash used in operating activities                                   (9,496,453)   (18,448,939)   (2,777,007)

Cash flows from investing activities:
     Purchases of property and equipment                                          (2,941,701)    (1,016,743)     (942,155)
     Acquisition of business                                                               -        (77,369)            -
     Restricted cash                                                                (874,495)             -             -
     Purchases of investments                                                     (2,382,885)   (51,568,028)            -
                                                                                ------------   ------------   -----------
         Net cash used in investing activities                                    (6,199,081)   (52,662,140)     (942,155)

Cash flows from financing activities:
     Proceeds from convertible promissory notes - related party                            -              -     3,335,307
     Proceeds from issuance of common stock, net                                     260,237     86,906,954     4,101,816
     Proceeds from sale-lease back                                                 1,100,652              -             -
     Payments on capital leases and notes payable                                   (225,912)      (627,958)     (500,000)
                                                                                ------------   ------------   -----------
         Net cash provided by financing activities                                 1,134,977     86,278,996     6,937,123

Net (decrease) increase in cash and cash equivalents                             (14,560,557)    15,167,917     3,217,961

Cash and cash equivalents at beginning of year                                    18,772,468      3,604,551       386,590
                                                                                ------------   ------------   -----------
Cash and cash equivalents at end of year                                          $4,211,911    $18,772,468    $3,604,551
                                                                                ============   ============   ===========

Supplemental schedule of cash flow information:
   Interest paid                                                                     $65,738        $42,491      $117,084
                                                                                     =======        =======      ========

Supplemental statement of non-cash financing activity:
   Conversion of redeemable preferred stock into common stock                              -    $16,590,185             -
   Issuance of common stock for  Directory Agreement                                       -    $ 2,968,475             -
   Issuance of payable and stock options related to acquisition                            -    $ 2,037,573             -
   Unrealized (gain) loss on investments                                           $(554,407)   $ 1,487,566             -
   Settlement of convertible promissory notes through issuance of
preferred stock                                                                            -              -   $11,722,452
   Issuance of common stock for technology                                                 -              -   $ 1,050,000
   Non-cash issuance cost                                                                  -              -   $   375,000
   Warrants received in connection with a Development, Access
     and License agreement                                                                 -              -   $   774,900

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

     The Company has also experienced substantial net losses since its inception and, as of December 31, 2001, had an accumulated deficit of $104.8 million. Such losses and accumulated deficit resulted from the Company's lack of substantial revenue and significantly increased costs incurred in the development of the Company's products and services and in the preliminary establishment of the Company's infrastructure. The Company expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. The Company believes that the funds currently available would be sufficient to fund operations through at least the next 12 months.

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


                   Cash Equivalents and Marketable Securities
                   ------------------------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Those instruments with maturities as of the balance sheet date between three and twelve months are considered to be short-term marketable securities, and investments with maturities as of the balance sheet date of greater than one year are classified as long-term marketable securities. Cash equivalents and marketable securities are carried at market, and consist primarily of interest bearing deposits with major financial institutions.

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

                            Goodwill and Intangibles
                            ------------------------

     The Company recorded amounts in excess of assets acquired pursuant to its acquisition of Envenue Inc. ("Envenue") in November 2000 as goodwill. Pursuant to a distribution agreement the Company entered into with America Online, Inc. ("AOL", the "Directory Agreement"), the Company issued shares of its common stock to AOL. The value of these shares of common stock have been recorded as an intangible asset, and have been amortized on a straight-line basis over the life of the Directory Agreement. As of December 31, 2001, the Company evaluated the net realizable value of all of its assets related to AOL and Envenue as a result of lower than anticipated revenues in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and determined that both our assets related to AOL and Envenue had been impaired. As a result, the Company recorded a loss on impairment as a component of its fourth quarter of 2001 special charges to earnings (Notes F, G and T).

     If facts and circumstances were to indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amount to determine if a write-down to fair value is necessary.

                               Advertising Expense
                               -------------------

     Advertising costs are expensed as incurred and totaled $15,429,640, $16,719,299 and $6,114,543 in the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, the costs included $9,680,382, $11,824,194 and $4,069,246 of non-cash advertising received from Viacom Inc. (formerly CBS Corporation, Note M), respectively.

                               Revenue Recognition
                               -------------------

     The Company generates its revenue primarily from its merchant network and banner and site sponsorship advertising. Generally, revenue is recognized as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable.

     Revenues earned under the merchant network consist of advertising and platform services. Through our merchant network, the Company offers certain merchant alliance partners the ability to sell Switchboard.com distribution to their merchant advertisers. These efforts are reflected in our merchant network advertising revenues. For these advertising services, the merchant network alliance partners pay the Company a monthly fee based on the number of advertisements placed into Switchboard.com. This monthly fee is recognized as revenue by the Company as it is earned. Platform services relate to the Company's offerings to its merchant network alliance partners, under which those alliance partners can enter into a development and licensing arrangement with the Company whereby we create and/or modify a private labeled web-hosted directory platform. Once the web-hosted directory platform is operational, we also earn additional fees based on the number of merchants promoted within the platform. Revenue received by the Company for such development and licensing arrangements is deferred until such time the platform is accepted by the customer. After acceptance by the customer, revenue from such development and licensing agreements are recognized ratably over the life of the agreement. Any additional engineering or other services fees earned through the merchant promotions are recognized as earned due to their variable nature.

     Revenues earned under our banner and site sponsorships consist principally of advertising revenue earned though our Switchboard.com web site. Specifically, the Company offers both site-wide banner and category specific banner programs on the Switchboard.com Web site.

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

     In November 2001, the Emerging Issues Task Force concluded its discussions on EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This guidance requires that an entity account for consideration given to a customer as a reduction of revenue unless it can demonstrate an identifiable benefit that can be sufficiently separable from the sale of the products or services to the customer, and can reasonably estimate the fair value of the benefit identified. The Company is required to adopt EITF Issue 01-9 effective January 1, 2002. In accordance with EITF 01-9, the Company will offset the amortization of consideration given to AOL against revenue. Had the Company adopted EITF 01-9 in 2001, the Company's revenues would have been reduced by approximately $4.1 million.

                     Risks, Concentrations and Uncertainties
                     ---------------------------------------

     The Company invests its cash and cash equivalents primarily in deposits, money market funds and investment grade securities with financial institutions. The Company has not experienced any realized losses to date on its invested cash.

     A potential exposure to the Company is a concentration of credit risk in trade accounts receivable. The Company maintains reserves for credit losses and, to date, such losses have been within management's expectations. As of December 31, 2001, AOL accounted for 36.2% of accounts receivable. As of December 31, 2000, one customer accounted for 18.5% of accounts receivable. AOL accounted for 30.6% of revenue for the year ended December 31, 2001. One customer accounted for 15.8% of revenue for the year ended December 31, 2000, while one customer accounted for 22.7% of revenue for the year ended December 31, 1999.

                                  Income Taxes
                                  ------------

     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss and tax credit carry-forwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                       Fair Value of Financial Instruments
                       -----------------------------------

     The carrying amounts of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and a note payable, approximate their fair values.

                     Accounting for Stock-Based Compensation
                     ---------------------------------------

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note R). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

               Net Loss per Share and Pro Forma Net Loss per Share
               ---------------------------------------------------

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding less any restricted shares. In 1999 and 2000, the net loss used in the calculation of basic net loss per share attributable to common stockholders is increased by the accrued dividends for the preferred stock outstanding in each period. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. During the years ended December 31, 2001, 2000 and 1999, options to purchase 4,206,080, 3,526,080 and 2,951,600 shares of common stock, respectively, preferred stock convertible into none, one and 3,552,422 shares of common stock, respectively, warrants for 918,468, 1,451,937 and 1,751,937 shares of common stock, respectively, and restricted common stock of 746,260, none and none, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. Pro forma basic and diluted net loss per share have been calculated in 2000 assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance.

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

C. Restatement

     The Company's previously issued financial statements for the year ended December 31, 2001, and quarterly results of operations for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 have been restated. The restatements are described in detail below.

     In the first quarter of 2001, the Company sold banner advertising to a single customer that resulted in $2.7 million of revenue recognized in 2001. While seeking to collect payment in 2002, additional information about this customer and its relationship with one of the Company's vendors was evaluated. This information led the Company to conclude that it would have been more appropriate to record the 2001 banner advertising revenue as a reduction of expense. Accordingly, as part of this restatement, the Company reduced 2001 annual revenue by $2.7 million, reduced 2001 annual sales and marketing expenses by $1.5 million and reduced 2001 special charges by $1.2 million. There was no effect on the Company's net loss for the year ended December 31, 2001 related to this issue.

     Contemporaneous with the Company's decision to restate the 2001 financial the Company initiated a reaudit re-audit of its 2001 in August 2002. As a result of the re-audit it was determined that the previously reported 2001 financial statements should also be restated for the following items: a reduction in operating expenses of $1.1 million; a reduction in the 2001 annual amortization expense related to the Directory Agreement of $3.3 million; an impairment charge relating to the Directory Agreement of $11.7 million; and a reduction in the number of shares of common stock used for computing earnings per share by 746,260 shares. In addition, the Company reclassified $27.9 million and $10.4 million in marketable securities at December 31, 2001 and 2000, respectively, from long-term to short-term, to reflect all marketable securities with less than one year to maturity as short-term.

     The reduction in operating expenses of $1.1 million related to the elimination of excess accrued liabilities that were reflected in the previously issued December 31, 2001 financial statements.

     The $3.3 million reduction in amortization expense resulted from a change in the amortization rate used to amortize the Prepaid Directory Agreement as presented on our balance sheet.

     The $11.7 million impairment charge related to the Directory Agreement was determined pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result of lower than initially anticipated revenues earned by the Company under the Directory Agreement during the first year of the term of the Directory Agreement, an impairment review was performed on the net book value of the assets related to the Directory Agreement, totaling $11,723,000 at December 31, 2001, as restated for the $3.3 million reduction in amortization expense. Revised revenue projections under the Directory Agreement were developed, and the Company calculated estimated cash flows to be received over the term of the Directory Agreement. The Company determined that the estimated future undiscounted cash flows were below the $11,723,000 carrying value of the assets related to the Directory Agreement at December 31, 2001. The fair value of the assets related to the Directory Agreement was then determined by discounting the cash flows at a rate of 20% which represented a rate commensurate with the risk involved. As a result, we recorded an impairment charge in December 2001 of $11,723,000.

     The number of shares of common stock used in computing earnings per share were reduced by 746,260 shares as these shares were restricted as to transfer as of December 31, 2001 (See Note F).

     Because the above-described restatements reflect the timing of certain revenues and expenses and non-cash transactions, the Company's balance sheet was correspondingly adjusted in various categories, including the asset related to the Directory Agreement, other assets and accrued expenses. In addition, the accumulated deficit at December 31, 2001 was increased by $7.3 million to reflect the cumulative effect of these adjustments. Our capital resources were not impacted by any of these restatements and reclassifications.

     Following is a summary of selected financial data affected by the restatement of the Company's financial statements for the year ended December 31, 2001:


                            SWITCHBOARD INCORPORATED
                 CHANGES IN SELECTED CONSOLIDATED FINANCIAL DATA
                           AS A RESULT OF RESTATEMENTS
                      (In thousands, except per share data)


STATEMENT OF OPERATIONS DATA:

                                                                        Year Ended December 31, 2001
                                                        ------------------------------------------------------
                                                        As Previously  Reported    Adjustments        Restated
                                                        -----------------------    -----------       ----------
Revenue                                                        $ 16,026              $(2,700)        $ 13,326

Gross profit                                                   $ 12,508              $(2,700)        $  9,808

Operating expenses:
  Sales and marketing                                          $ 26,938              $(2,332)        $ 24,606
  General and administrative                                   $  4,331              $  (150)        $  4,181
  Amortization of goodwill intangibles and other assets        $  8,017              $(3,250)        $  4,767
  Special charges                                              $  6,951              $10,373         $ 17,324
     Total operating expenses                                  $ 75,142              $ 4,641         $ 79,783

Loss from operations                                           $(62,634)             $(7,341)        $(69,975)

Net loss attributable to common stockholders                   $(59,413)             $(7,341)        $(66,754)

Basic and diluted net loss per share attributable to             $(2.44)              $(0.39)          $(2.83)
  common stockholders

Shares used in computing basic and diluted                       24,336                 (746)          23,590
  net loss per share attributable to common
  stockholders

     The following table presents net increases and (decreases) in our previously reported balance sheets as of December 31, 2001 and 2000 as a result of the aforementioned restatements and reclassifications:

 BALANCE SHEET DATA:

 As of December 31, 2001:

                                                        As Previously  Reported    Adjustments(a)     Restated
                                                        -----------------------    -----------       ----------
Current assets                                                  $22,805             $ 20,842          $43,647
Non-current assets                                              $51,503             $(29,316)         $22,187
Total assets                                                    $74,308             $ (8,473)         $65,835
Accrued expenses                                                $ 4,385             $ (1,132)         $ 3,253
Stockholders' equity                                            $64,008             $ (7,341)         $56,667


 As of December 31, 2000:
                                                        As Previously  Reported    Adjustments(b)     Restated
                                                        -----------------------    -------------     ----------
Current assets                                                  $50,484             $ 10,380          $60,864
Non-current assets                                              $48,073             $(10,380)         $37,693

(a) Includes the reclassification of $875,000 of restricted cash to long-term assets.

(b) Results from the reclassification of $10,380,000 of marketable securities from long-term to short-term to conform to the current method of presentation.

D. Concurrent Transactions

     The Company had barter transactions totaling $836,000, or 6.3% of revenue, and $1,630,000, or 8.0% of revenue, for the years ended December 31, 2001 and 2000, respectively, in which the Company received promotion in exchange for promotion on the Company's Web site or through direct e-mail distributions. Revenue from advertising barter has been valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction in accordance with Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions". The Company also had other concurrent transactions totaling $42,000 and $3,940,000, or 19.4% of revenue, for the years ended December 31, 2001 and 2000, respectively, in which the Company received certain marketing assets in exchange for promotion on the Company's Web site or through direct e-mail distributions. Revenues from other concurrent transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. The Company recorded no concurrent transactions in the year ended December 31, 1999.

E. Property and Equipment

     Property and equipment consisted of the following at:



                                                                    December 31,
                                                            --------------------------
                                                               2001            2000
                                                            ----------      ----------
       Computers, peripherals and servers                   $4,119,639      $2,152,930
       Office equipment                                        268,838         257,829
       Software                                                593,245         483,904
       Furniture and fixtures                                  144,467          72,968
       Leasehold improvements                                  341,850          27,255
                                                            ----------      ----------
                                                             5,468,039       2,994,886
       Accumulated depreciation                             (2,583,140)     (1,565,993)
                                                            ----------      ----------
           Total                                            $2,884,899      $1,428,893
                                                            ==========      ==========

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $1,234,824, $662,469 and $377,878, respectively.

F. AOL

     In December 2000, the Company entered into the Directory Agreement, to develop a new directory and local advertising platform and product set ("Directory Platform") to be featured across specified AOL properties.

     The Company and AOL share specified directory advertisement revenues during the term of the Directory Agreement. In general (i) the Company will receive a majority of the first $35.0 million of such directory advertisement revenues and
(ii) the Company will receive a lesser share of any additional such directory advertisement revenues. The Company paid AOL $13.0 million at the signing of the Directory Agreement, ("Prepaid Directory Agreement"). The Directory Agreement calls for a second payment of $13.0 million on or before March 11, 2002 subject to the incorporation of the Directory Platform on the AOL.com, the AOL Service and Digital City properties (the "AOL Roll-In"), which occurred on January 2, 2002.

     AOL has committed to pay at least $2.0 million to the Company in consulting or service fees, of which the Company had delivered $1.9 million in services to AOL through December 31, 2001.

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

     In connection with entering into the Directory Agreement, the Company issued to AOL 746,260 shares of its common stock ("AOL Stock Issuance"), which were restricted from transfer until the AOL Roll-In, and agreed to issue to AOL 746,260 shares of common stock if the Directory Agreement continues after two years and an additional 746,260 shares of common stock if the Directory Agreement continues after three years. If the Company and AOL renew the Directory Agreement for at least an additional four years after the initial term, the Company agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32. The Company granted AOL "piggy-back" registration rights and up to two Form S-3 demand registration rights with respect to the foregoing shares of common stock.

     As a result of lower than initially anticipated revenues earned by the Company from the Directory Agreement during the first year of the term of the Directory Agreement, an impairment review was performed on the net book value of the AOL Stock Issuance and the restated net Prepaid Directory Agreement, totaling $11,723,000 at December 31, 2001, as restated for the $3.3 million reduction in amortization expense. Revised revenue projections for the Directory Agreement were developed, and the Company calculated estimated cash flows to be received over the term of the AOL Agreement. The Company determined that the estimated future undiscounted cash flows were below the $11,723,000 carrying value of the AOL Stock Issuance and Prepaid Directory Agreement at December 31, 2001. The fair value of the AOL Stock Issuance and Prepaid Directory Agreement was then determined by discounting the cash flows at a rate of 20% which represented a rate commensurate with the risk involved. As a result, the Company recorded an impairment charge in December 2001 of $11,723,000. During the years ended December 31, 2001 and 2000, the Company recorded amortization expense of $4,047,566, as restated, and $411,959, respectively, related to the Prepaid Directory Agreement and the AOL Stock Issuance, as a component of amortization of goodwill, intangibles and other assets.

     Revenue recognized from AOL was $4,074,129, or 30.6% of revenue, for 2001. The Company anticipates that revenue from AOL will represent an even greater percentage of its revenue in 2002 and will be a material component of its overall business. Amounts due from AOL included in accounts receivable at December 31, 2001 and 2000 were $573,863 and $200,000, respectively, and unbilled receivables as of December 31, 2001 were $618,357.

     Subsequently, in April 2002 and again in August 2002, the Company amended its relationship with AOL. The net impact of these two amendments resulted in, among other things, the elimination of the additional shares to be issued upon the completion of years two and three; the elimination of the 24 and 36 month revenue targets and additional potential continuation payments; the replacement of the second $13.0 million payment to have been made by March 11, 2002 with a payment of $2.0 million which was made in April 2002 and the amendment of the percentage schedule by which the Company shares in directory advertising revenue with AOL.

G. Envenue Acquisition

     On November 24, 2000, the Company acquired Envenue, a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The transaction was accounted for as a purchase. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002, and $37,573 in recorded value of stock options to purchase 10,200 shares of the Company's common stock issued to non-employees. The $2.0 million, which is non-interest bearing, is reflected as a note payable in the accompanying financial statements. The Company used a 0% dividend yield, 100% expected volatility, 6.297% risk free interest rate, 5.0 year life and fair value of $4.750 per share as inputs to the Black-Scholes option pricing model to determine the value attributable to these options. There is also an 18-month earn-out of up to $2.0 million contingent on performance to be paid on or before July 8, 2002.

     The estimated total purchase price of the Envenue acquisition, excluding any earn-out payment, is as follows:



              Payable related to acquisition                           $2,000,000
              Options issued to non-employees                              37,573
              Estimated expenses of transaction                            79,523
                                                                       ----------
                                                                       $2,117,096
                                                                       ==========


     The purchase price allocation is as follows:

              Net liabilities acquired                                  $(168,386)
              Goodwill                                                  2,285,482
                                                                       ----------
                                                                       $2,117,096
                                                                       ==========

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

     In December 2001, the Company exercised its rights under the acquisition agreement to substantially reduce the funding of its Envenue acquisition. Additionally, the Company evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result during the three months ending December 31, 2001, the Company recorded an impairment charge of $1,858,858 related to the Envenue goodwill. This impairment charge was recorded as a component of special charges within our statement of operations (Note T).

H. Other Assets

     Other assets consist of the following at:


                                                                          December 31,
                                                                   ------------------------
                                                                     2001           2000
                                                                   -------       ----------
                                                                 (restated)
         Value of stock issued under Directory Agreement           $     -       $3,182,800
         Deferred project costs                                     95,030          280,748
         Goodwill                                                        -        2,285,482
         Software licenses                                               -        1,050,000
                                                                   -------       ----------
                                                                    95,030        6,799,030
         Accumulated amortization                                        -        (921,984)
                                                                   -------       ----------
         Total                                                     $95,030       $5,877,046
                                                                   =======       ==========

     Amortization expense for other assets, excluding deferred project costs and the value of stock issued under Directory Agreement, was $1,414,418, $649,067 and $412,696 for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in operating expenses. Additionally, the Company wrote down the value of the stock issued under our Directory Agreement to zero as a result of an impairment analysis. The write down was included as a component of our special charges recorded in December 2001 (See Notes F and T).

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

     In May 1999, the Company issued 140,000 shares of its common stock to a software provider. The Company capitalized $1,050,000, the fair value of its common stock issued, and amortized that amount over a two-year period which ended in May 2001. (Note P)

I. Marketable Securities

     The following is a summary of investments at December 31, 2001 and 2000:

2001 (reclassified)                                                  Unrealized
                                                              -----------------------
                                       Amortized Cost          Gains          Losses    Estimated Fair Value
                                       --------------         --------        -------   --------------------
Short Term
U.S. corporate debt securities           $14,738,089          $148,287        $11,235        $14,875,141
U.S. Government obligations               13,783,459           310,329              -         14,093,788
Municipal obligations                      5,510,844            60,098              -          5,570,942
Marketable CDs                             2,000,823                 -              -          2,000,823
Warrant                                        5,818                 -              -              5,818
                                        ------------          --------        -------        -----------
  Total short term investments            36,039,033           518,714         11,235         36,546,512

Long Term
U.S. corporate debt securities            15,856,460           383,121              -         16,239,581
U.S. Government obligations                2,061,239            32,191              -          2,093,430
                                        ------------          --------        -------        -----------
  Total long term investments             17,917,699           415,312              -         18,333,011
                                        ------------          --------        -------        -----------

  Total investments                      $53,956,732          $934,026        $11,235        $54,879,523
                                        ============          ========        =======        ===========

2000 (reclassified)                                                  Unrealized
                                                              -----------------------
                                       Amortized Cost          Gains          Losses    Estimated Fair Value
                                       --------------         --------        -------   --------------------
Short Term
U.S. corporate debt securities           $19,904,596           $42,555         $5,057        $19,942,094
U.S. Government obligations                2,040,730             6,646              -          2,047,376
Municipal obligations                      1,502,068             7,032              -          1,509,100
Marketable CDs                             4,185,806               176          2,733          4,183,249
Warrant                                       60,928                 -              -             60,928
                                        ------------          --------        -------        -----------
  Total short term investments            27,694,128            56,409          7,790         27,742,747

Long Term
U.S. corporate debt securities            10,248,574           155,661              -         10,404,235
U.S. Government obligations                8,171,781           144,507              -          8,316,288
Municipal obligations                      5,514,473            19,597              -          5,534,070
                                        ------------          --------        -------        -----------
  Total long term investments             23,934,828           319,765              -         24,254,593
                                        ------------          --------        -------        -----------
  Total investments                      $51,628,956          $376,174         $7,790        $51,997,340
                                        ============          ========        =======        ===========

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

J. Accrued Expenses

     Accrued expenses consist of the following at:



                                                                December 31,
                                                      -----------------------------
                                                         2001               2000
                                                      ----------         ----------
                                                      (restated)
          Compensation                                $  834,914         $  782,482
          Special chages (Note T)                      1,540,908                  -
          Royalties                                       77,398            106,634
          Professional services                          162,329            156,854
          Deferred cost benefit                                -            516,600
          Franchise and excise tax                       163,181            301,801
          Merchant services marketing                     12,179            371,321
          Advertising                                          -            329,945
          Other                                          462,536            461,551
                                                      ----------         ----------
          Total                                       $3,253,445         $3,027,188
                                                      ==========         ==========

K. Convertible Promissory Notes

     On August 29, 1997, the Company entered into a collateralized convertible note facility with ePresence. The facility was initially for $3,000,000, and was increased on February 20, 1998 to $7,000,000 and on May 3, 1999 to $10,000,000.
Outstanding amounts under the facility bore interest at a rate equal to the applicable federal rate under Section 1274 of the Internal Revenue Code of 1986, as amended, for short-term loans with annual compounding interest for the month in which such loan was made and were due and payable on June 30, 2000. At December 31, 1998 and 1999 the interest rate in effect was 4.33%, and 5.74%, respectively. The outstanding amount of principal and interest was convertible at the option of ePresence into shares of Series C Convertible Preferred Stock at a rate of $4.00 per share, subject to adjustment, at any time. The entire outstanding amount of principal and interest was converted on June 30, 1999 (Note Q). The Company may not borrow any additional amounts under this facility.

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

L. Related Parties

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

M. Restructuring of Viacom Relationship

     In 1999, the Company and Viacom Inc. ("Viacom", formerly CBS Corporation) consummated a number of agreements under which Viacom acquired a 35% equity stake in Switchboard, through the issuance of 7,468,560 shares of the Company's common stock and one share of Series E Special Voting Preferred Stock (Note Q). In exchange, the Company received $5,000,000 in cash and the right to receive advertising and promotional value over a term of seven years, across the full range of CBS media properties, as well as those of its radio and outdoor subsidiary, Infinity Broadcasting Corporation. As part of the transactions, Viacom was also issued warrants to purchase up to an additional 1,066,937 shares of the Company's common stock at a per share exercise price of $1.00, which would have increased its ownership position in the Company to 40% at the time of the transaction. The number of shares of common stock and warrants issued to Viacom were subject to adjustment in the event of certain future issuances of securities by the Company.

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

N. Commitments and Contingencies

     The Company leases facilities and certain equipment under non-cancelable lease agreements which expire at various dates through March of 2005. Under these agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Excluding rent paid to ePresence (Note L), the Company recorded rent expense of $356,958 and $100,437 in the years ended December 31, 2001 and 2000, respectively. Under various agreements, the Company paid rent of approximately $539,171, $288,038 and $195,156 in 2001, 2000 and
1999 to ePresence, respectively. In addition, the Company has entered into certain license agreements, under which the Company is required to pay minimum royalty payments through December 2002.

     At December 31, 2001, future minimum lease payments under operating leases and license agreements with minimum terms exceeding one year are as follows:



             2002                            $1,220,149
             2003                               185,964
             2004                               156,825
             2005                                38,809
             -----------------------------   ----------
             Total future minimum payments   $1,601,747
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

O. Income Taxes

     The provision for income taxes consists of the following:



                                               Years Ended December 31,
                                    ------------------------------------------
                                        2001            2000           1999
                                    ------------    -----------    -----------
                                     (restated)
         Deferred tax benefit       $          -    $         -    $         -
         Unbenefited losses                    -              -              -
                                    ------------    -----------    -----------
                                    $          -    $         -    $         -
                                    ============    ===========    ===========

     The Company's effective tax rate varied from the statutory rate as follows:



                                                             Years Ended December 31,
                                                    --------------------------------------
                                                     2001           2000            1999
                                                    -------        -------         -------
                                                  (restated)
        Federal income tax rate                     (35.0)%        (34.0)%         (34.0)%
        State taxes                                  (6.0)%         (6.5)%          (5.0)%
        Non-deductible goodwill amortization          1.2              - %             - %
        Use of net operating losses by ePresence        - %            - %           5.8 %
        Valuation allowance                          36.5 %         40.2 %          33.2 %
        Other                                         3.3 %          0.3 %             - %
                                                    -------        -------         -------
          Effective rate                              0.0 %          0.0 %           0.0 %
                                                    =======        =======         =======

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation of $38,573,697 and $14,201,000 for December 31, 2001 and 2000,
respectively, has been established for deferred tax assets. The components of the net deferred tax assets (liabilities) and the related valuation allowance are as follows:


                                                             December 31,
                                                 ---------------------------------
                                                    2001                  2000
                                                 -----------          ------------
                                                 (restated)
     Deferred tax assets:
     Net operating loss carryforwards            $29,350,000          $ 11,737,000
     AOL impairment                                4,827,000                     -
     Other deferred tax assets                     4,397,000             2,464,000
                                                 -----------          ------------
                                                  38,574,000            14,201,000

     Less valuation allowance                    (38,574,000)          (14,201,000)
                                                 -----------          ------------
     Net deferred tax assets                     $         -          $          -
                                                 ===========          ============

     As of December 31, 2001, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $70,100,000 and $76,350,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2012 and 2002, respectively. Ownership changes resulting from the Company's issuance of capital stock may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

P. Common Stock and Common Stock Warrants

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

Q. Preferred Stock and Preferred Stock Warrants

     A summary of redeemable convertible preferred stock activity for the year ended December 31, 2000 is as follows:



                           Series A Redeemable          Series C Redeemable Convertible        Series D Redeemable
                       Convertible Preferred Stock              Preferred Stock            Convertible Preferred Stock
                       ---------------------------      -------------------------------    ---------------------------
                           Shares         Amount           Shares            Amount           Shares        Amount         Total
                         ---------      ----------        ---------       -----------        --------     ----------    -----------
Balance at December        750,000      $3,973,386        2,655,916       $11,189,047         146,505     $1,157,137    $16,319,570
31, 1999
Accrued dividends for
preferred stockholders                      55,151                            195,264                         20,200        270,615
Conversion of
preferred stock into
common stock              (750,000)     (4,028,537)      (2,655,916)      (11,384,311)       (146,505)    (1,177,337)   (16,590,185)
                         ---------      ----------       ----------       -----------        --------     ----------   ------------
Balance at December
  31, 2000                       -             $ -                -               $ -               -            $ -            $ -
                         =========      ==========       ==========       ===========        ========     ==========   ============

     In 1996, the Company issued 750,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), at $4.00 per share for total consideration of $3,000,000. In 1999, the Company issued an aggregate of 2,655,916 shares of Series C Convertible Preferred Stock, $0.01 par value per share ("Series C Preferred Stock"), and an aggregate of 146,505 shares of Series D Convertible Preferred Stock, $0.01 par value per share ("Series D Preferred Stock"), upon the conversion of outstanding convertible promissory notes outstanding (Note K). Also in 1999, the Company issued one share of Series E Special Voting Preferred Stock, $0.01 par value per share ("Series E Preferred Stock"), to Viacom in connection with the Advertising and Promotion and License Agreements entered into between the Company and Viacom in June 1999. (Note M). The Company has never issued shares of Series B Convertible Preferred Stock, $0.01 par value per share.

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

R. Stock Option Plans

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

     Generally, options under the 1996, 1999 and 2000 Non-Statutory Option Plans vest over four years and have a maximum term of ten years. All options are fully exercisable upon the date of grant into shares of restricted stock, for which the restrictions laps over in accordance with the vesting under the original stock option grant.


                                                                                          Weighted Average
                                                                               Shares      Exercise Price
                                                                              ---------   ----------------
Outstanding and exercisable at December 31, 1998                              1,162,875        $1.49
Granted                                                                       1,972,950         8.67
Exercised                                                                      (42,124)         1.87
Canceled                                                                      (142,101)         2.66
                                                                              ---------         ----
Outstanding and exercisable at December 31, 1999                              2,951,600         6.23
Granted                                                                       1,005,730         7.31
Exercised                                                                     (147,036)         3.80
Canceled                                                                      (284,214)         7.99
                                                                              ---------         ----
Outstanding and exercisable at December 31, 2000                              3,526,080         6.50
Granted                                                                       1,359,000         4.16
Exercised                                                                      (73,700)         1.00
Canceled                                                                      (605,300)         5.76
                                                                              ---------         ----
Outstanding and exercisable at December 31, 2001                              4,206,080        $5.95
                                                                              =========        =====

     As of December 31, 2001, 1,401,475 shares and 337,335 shares were available for grant under the 1999 Option Plan and the 2000 Non-Statutory Plan, respectively. There were no shares available for grant under the 1996 Option Plan.

     The following table summarizes information about the stock options at December 31, 2001:

                                             Options Outstanding         Options Vested and Exercisable
                                        -----------------------------   --------------------------------
                                         Weighted
                                          Average
                                         Remaining        Weighted                           Weighted
     Range of            Number         Contractual       Average        Number Vested       Average
  Exercise Prices     Outstanding          Life        Exercise Price   and Exercisable   Exercise Price
  ---------------     -----------       -----------    --------------   ---------------   --------------
  $1.00 - $2.53         1,094,200          6.62             $1.49           729,300           $1.32
  $2.63 - $5.19         1,066,665          9.11             $4.82            86,875           $3.32
  $5.34 - $8.94           517,550          7.78             $7.75           172,916           $7.83
  $9.00 - $11.00        1,527,665          7.84             $9.31           719,391           $9.29

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                                          Year Ended December 31,
                                            -------------------------------------------------------------------------------------
                                                       2001                         2000                          1999
                                            --------------------------   ---------------------------   --------------------------
                                            As Reported    Pro Forma     As Reported     Pro Forma     As Reported    Pro Forma
                                            ------------  ------------   ------------   ------------   -----------   ------------
                                             (restated)    (restated)
Net loss attributed to common stockholders
   stockholders                             $(66,753,802) $(72,321,528)  $(17,288,268)  $(23,129,949)  $(9,743,628)  $(11,775,751)
Basic and diluted loss per share                  $(2.83)       $(3.07)        $(0.75)        $(1.01)       $(0.89)        $(1.08)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the following periods:

                                           Year Ended December 31,
                                      --------------------------------
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

S. Capital Lease

     In March 2001, the Company entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation under which the Company was able to lease up to $3.0 million of equipment. Under the agreement, the Company will lease computer equipment over a three-year period ending on June 28, 2004. As of December 31, 2001, the Company has utilized $1,100,652 of this lease facility. The Company did not record a gain on these transactions. The period in which the Company was able to draw down additional amounts against the lease has expired, and thus the remaining lease facility is no longer available to the Company. Upon the expiration of the lease, the Company has the option to purchase the leased assets for one dollar. The agreement has an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, the Company is required to maintain on deposit with Fleet National Bank a compensating balance, restricted as to use. The compensating balance is adjusted on a quarterly basis to an amount equal to the principal outstanding under the lease. As of December 31, 2001, the Company recorded $874,495 as restricted cash. The Company has accounted for the transaction as a capital lease. The Company anticipates total payments under the lease will be $413,119, $413,119 and $134,002, of which $56,162, $27,017 and $2,321 is for interest, during the years ended December 31, 2002, 2003 and 2004, respectively.

T. Special Charges

     In the three months ended December 31, 2001, the Company recorded net pre-tax special charges of approximately $17.3 million, comprised primarily of $15.6 million for the impairment of certain assets, $1.0 million for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of the Company's workforce. The restructuring resulted in 21 employee separations.

     Included in the $15.6 million impairment charge for certain assets is an amount recorded for the impairment of the unamortized portion of the value of the common stock issued and amounts prepaid to AOL. The Company assessed the value of its assets related to its AOL Directory Agreement for impairment as revenues were lower at the end of the first year of the Directory Agreement than originally anticipated. Based upon impairment analysis which indicated that the carrying amount of these assets would not be fully recovered through estimated undiscounted future operating cash flows, a charge of $11.7 million was recorded as an additional component of special charges during 2001. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

     In December 2001, the Company exercised its rights under the Envenue acquisition agreement to substantially reduce the funding of Envenue. The Company evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result during the three months ending December 31, 2001, the Company recorded as a component of the $15.6 million impairment charge for certain assets an impairment charge of $1.9 million related to the Envenue goodwill. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

     Also included in the impairment charge for certain assets are amounts related to prepaid advertising expenses. As a result of our change in overall strategy from a destination site to a technology provider, the Company no longer considers this prepaid advertising to be complementary to our corporate strategy. Accordingly, the Company has recorded $1.4 million for the impairment of these prepaid advertising assets.

     Of the total $17.3 million charge, $1.6 million is cash related, of which approximately $100,000 was expended in the year ended December 31, 2001. The Company has recorded a remaining liability of $1.5 million on its balance sheet as of December 31, 2001. Of the remaining $1.5 million liabilities, the Company expects to spend approximately $1.2 million in 2002, with the remainder to be paid through December of 2005.

U. Quarterly Results of Operations (unaudited)

     In thousands except per share data:

2001 Quarters Ended As Restated (See Note C)               Mar 31,    Jun 30,      Sep 30,       Dec 31,(a)
--------------------------------------------               -------    -------     ---------      --------
    Revenue                                                $ 2,551    $ 3,818      $  3,171      $  3,787
    Gross profit                                           $ 1,701    $ 2,977      $  2,318      $  2,812
    Operating loss                                         $(8,591)   $(6,355)     $(11,850)     $(43,178)
    Net loss attributable to common stockholders           $(7,682)   $(5,479)     $(11,065)     $(42,528)
    Basic and diluted net loss per share                    $(0.31)    $(0.22)       $(0.44)       $(2.18)

2001 Quarters Ended (as previously reported)               Mar 31,    Jun 30,      Sep 30,       Dec 31,
--------------------------------------------               -------    -------     ---------      --------
    Revenue                                                $ 4,270    $ 4,798      $  3,171      $  3,787
    Gross profit                                           $ 3,377    $ 4,001      $  2,318      $  2,812
    Operating loss                                         $(8,154)   $(6,659)     $(13,134)     $(34,687)
    Net loss attributable to common stockholders           $(7,245)   $(5,782)     $(12,349)     $(34,037)
    Basic and diluted net loss per share                    $(0.28)    $(0.22)       $(0.48)       $(1.68)

2000 Quarters Ended                                        Mar 31,    Jun 30,      Sep 30,       Dec 31,
--------------------------------------------               -------    -------     ---------      --------
    Revenue                                                $ 3,818    $ 4,766       $ 5,700       $ 6,026
    Gross profit                                           $ 3,058    $ 3,856       $ 4,849       $ 5,057
    Operating loss                                         $(7,181)   $(3,607)      $(3,994)      $(5,926)
    Net loss attributable to common stockholders           $(7,157)   $(2,219)      $(2,504)      $(5,408)
    Basic and diluted net loss per share                    $(0.41)    $(0.09)       $(0.10)       $(0.22)

(a) Operating loss and net loss attributable to common stockholders in the fiscal quarter ended December 31, 2001 includes a $22.2 million non-cash loss on Viacom transaction (See Note M.) and a $17.3 million special charges (See Note T.).

V. Subsequent Event

     In January 2002, the Company recorded a note receivable from an officer and member of its Board of Directors for approximately $1.5 million arising from the issuance of 450,000 shares of its common stock to that individual. The note bears interest at a rate of 4.875%, compounding annually, and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the restricted shares by the issuer of the note, or January 4, 2008. In 2002, the Company recorded $1,467,000 as a note receivable within stockholders' equity.

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

2.   Financial Statement Schedules:

     * Report of Ernst & Young LLP, Independent Accountants, for the year ended December 31, 2001.
     * Report of PricewaterhouseCoopers LLP, Independent Accountants, for the years ended December 31, 2000 and 1999.
     *   Schedule II--Valuation and Qualifying Accounts.
     * Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

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

                                   SCHEDULE II

                            SWITCHBOARD INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                               Additions
                                          Balance at          Charged to
                                        Beginning of          Costs and                       Balance at End
        Description                        Period              Expenses       Deductions        of Period
-------------------------------         ------------          ----------      ----------      --------------
Year Ended December 31, 2001
            (restated)

  Reserve for doubtful accounts           $401,878            $923,915         $825,482         $500,311

Year Ended December 31, 2000:

  Reserve for doubtful accounts           $162,183            $509,394         $269,699         $401,878

Year Ended December 31, 1999:

  Reserve for doubtful accounts           $300,000            $117,702         $255,519         $162,183

                      Report of Independent Accountants on
                         Financial Statement Schedules

To the Board of Directors and Stockholders of Switchboard Incorporated:

     Our audits of the consolidated financial statements referred to in our report dated February 1, 2001 appearing in the Switchboard, Inc. Form 10-K/A also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K/A for each of the two years in the period ended December 31, 2000. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
February 1, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2002          SWITCHBOARD INCORPORATED

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

       Name                                        Title                                      Date
------------------------         -----------------------------------------------       ------------------
/s/ Douglas Greenlaw             Chief Executive Officer and Director (Principal       September 19, 2002
--------------------             Executive Officer)
Douglas Greenlaw


/s/ Dean Polnerow                President and Director                                September 19, 2002
-----------------
Dean Polnerow


/s/ Robert P. Orlando            Vice President and Chief Financial Officer            September 19, 2002
---------------------            (Principal Financial Officer and Principal
Robert P. Orlando                Accounting Officer)


/s/ William P. Ferry             Chairman of the Board of Directors                    September 19, 2002
--------------------
William P. Ferry


/s/ Richard M. Spaulding         Director                                              September 19, 2002
------------------------
Richard M. Spaulding


/s/ David N. Strohm              Director                                              September 19, 2002
-------------------
David N. Strohm

/s/ Robert M. Wadsworth          Director                                              September 19, 2002
-----------------------
Robert M. Wadsworth

                                 CERTIFICATIONS

I, Douglas J. Greenlaw, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K of Switchboard Incorporated;

2. Based on my knowledge, this Amendment No. 1 to Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to Annual Report on Form 10-K; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of Switchboard Incorporated as of, and for, the periods presented in this Amendment No. 1 to Annual Report on Form 10-K.

Date:  September 19, 2002           /s/Douglas J. Greenlaw
                                    ----------------------
                                    Douglas J. Greenlaw
                                    Chief Executive Officer
                                    (principal executive officer)



I, Robert P. Orlando, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K of Switchboard Incorporated;

2. Based on my knowledge, this Amendment No. 1 to Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to Annual Report on Form 10-K; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of Switchboard Incorporated as of, and for, the periods presented in this Amendment No. 1 to Annual Report on Form 10-K.

Date:  September 19, 2002           /s/Robert P. Orlando
                                    --------------------
                                    Robert P. Orlando
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)

                                  EXHIBIT INDEX

Exhibit Number                          Title of Document
--------------   ---------------------------------------------------------------
3.3#             Restated Certificate of Incorporation.
3.5(1)           Amended and Restated By-Laws.
4.1(1)           Specimen certificate for shares of Common Stock, $0.01 par value per share.
10.1(1)*         1996 Stock Incentive Plan, as amended, including forms of stock option agreement for incentive and nonstatutory stock options.
10.2*#           1999 Stock Incentive Plan, as amended, including forms of stock option agreement for incentive and nonstatutory stock options.
10.3(1)*         1999 Employee Stock Purchase Plan.
10.4(1)          Registration Rights Agreement by and between Switchboard
                 Incorporated and CBS Corporation, dated June 30, 1999.
10.5(1)          Financial Reporting Agreement among Switchboard Incorporated,
                 Banyan  Worldwide and CBS Corporation, dated as of January 28,
                 2000.
10.6(2)          Termination of Stockholders' Voting Agreement dated as of
                 January 1, 2001 among Viacom Inc., ePresence, Inc. and
                 Switchboard Incorporated.
10.7(2)+         Letter dated December 6, 2000 from Switchboard Incorporated to Viacom Inc.
10.8(1)          Common Stock Purchase Warrant issued by Switchboard
                 Incorporated to US WEST Dex, Inc., dated March 31, 1999.
10.9(1)          Common Stock Purchase Warrant issued by Switchboard
                 Incorporated to Ameritech Interactive Media, Inc., dated
                 March 31, 1999.
10.10(1)         Common Stock Purchase Warrant issued by Switchboard
                 Incorporated to Intelligent Media Ventures, Inc., dated
                 March 31, 1999.
10.11(1)         Common Stock Purchase Warrant issued by Switchboard
                 Incorporated to SBC Communications Inc., dated April 13, 1999.
10.12(1)         Amended and Restated Registration Rights Agreement, as amended, by and among Switchboard Incorporated, America Online, Inc.,
                 Digital City Inc. and Banyan Worldwide, dated February 20,
                 1998.
10.13(1)         Amended and Restated Registration Rights Agreement by and
                 between Switchboard Incorporated and Banyan Worldwide, dated
                 May 3, 1999.
10.14(1)+        Database License Agreement, as amended, by and between
                 Switchboard Incorporated and infoUSA Inc., dated December 31,
                 1997.
10.15(1)+        Internet Provider Agreement, as amended, by and between
                 Switchboard Incorporated and Etak, Inc., dated November 25,
                 1996.
10.16(3)         Registration Rights Agreement dated March 7, 2000 between
                 Switchboard Incorporated and Banyan Worldwide.
10.17(3)         Services Agreement dated March 7, 2000 between Switchboard
                 Incorporated and Banyan Worldwide.
10.18(2)         Sublease between ePresence, Inc. and Switchboard Incorporated, dated as of November 28, 2000.
10.19(1)*        Employment Agreement between Switchboard Incorporated and
                 Douglas J. Greenlaw, dated October 8, 1999.
10.20(1)*        Employment Agreement between Switchboard Incorporated and Dean
                 Polnerow, dated December 1, 1999.
10.21(1)*        Employment Agreement between Switchboard Incorporated and
                 John P. Jewett, dated January 25, 2000.

10.22(1)*        Employment Agreement between Switchboard Incorporated and
                 James M. Canon, dated December 31, 1999.
10.23(1)+        Internet Data Center Services Agreement between Switchboard
                 Incorporated and Exodus Communications, Inc., effective
                 June 30, 1998.
10.24(1)*        Non-Statutory Stock Option Agreement Granted Under 1999 Stock
                 Incentive Plan between Switchboard Incorporated and Douglas J.
                 Greenlaw, dated October 13, 1999.
10.25(1)*        Non-statutory Stock Option Agreement between Switchboard
                 Incorporated and Douglas J. Greenlaw, dated October 13, 1999.
10.26(1)         Incentive Stock Option Agreement between Switchboard
                 Incorporated and Dean Polnerow, dated October 13, 1999.
10.27(1)*        Incentive Stock Option Agreement between Switchboard
                 Incorporated and John P. Jewett, dated October 13, 1999.
10.28(1)*        Incentive Stock Option Agreement between Switchboard
                 Incorporated and James M. Canon, dated October 13, 1999.
10.29(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and William P. Ferry, dated September 14, 1999.
10.30(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and William P. Ferry, dated October 18, 1999.
10.31(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and Daniel R. Mason, dated September 14, 1999.
10.32(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and Richard M. Spaulding, dated September 14,
                 1999.
10.33(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and David N. Strohm, dated September 14, 1999.
10.34(1)*        Non-Statutory Stock Option Agreement between Switchboard
                 Incorporated and Robert M. Wadsworth, dated September 14, 1999.
10.35(2)*        Incentive Stock Option Agreement between Switchboard
                 Incorporated and Kevin Lawler, dated May 24, 2000.
10.36(4)         Stock Purchase Agreement dated as of November 24, 2000, among
                 Switchboard Incorporated, Envenue, Inc. and the Stockholders of
                 Envenue, Inc.
10.37(2)*        Employment Agreement between Switchboard Incorporated and
                 Kevin P. Lawler, dated May 9, 2000.
10.38(2)+        Directory and Local Advertising Platform Services Agreement
                 dated as of December 11, 2000 between Switchboard Incorporated and America Online, Inc.
10.39(2)+        Common Stock and Warrant Purchase Agreement dated as of
                 December 11, 2000 between Switchboard Incorporated and America
                 Online, Inc.
10.40(2)         Form of Common Stock Purchase Warrant which may be issued to
                 America Online, Inc. pursuant to the Common Stock and Warrant
                 Agreement dated as of December 11, 2000 between Switchboard
                 Incorporated and America Online, Inc.
10.41(2)         Registration Rights Agreement dated as of December 11, 2000 between Switchboard Incorporated and America Online, Inc.
10.42(5)         Master Equipment Lease Agreement between Fleet Capital
                 Corporation and Switchboard Incorporated dated March 28, 2001.
10.43(6)         Employment Agreement between Robert Orlando and Switchboard
                 Incorporated, dated September 20, 2001.
10.44(7)         Amended and Restated Common Stock Purchase Warrant issued by
                 Switchboard Incorporated to Viacom Inc., dated June 30, 1999.

10.45(7)         Restructuring Agreement dated as of August 22, 2001 among
                 Switchboard Incorporated, Viacom Inc. and ePresence Inc.
10.46+#          Internet Provider Agreement dated as of June 7, 2001 among
                 Switchboard Incorporated and Tele Atlas North America, Inc.
13.1(2)          Annual Report to Shareholders for the fiscal year ended
                 December 31, 2000.
21.1#            Subsidiaries of Switchboard Incorporated.
23.1^            Consent of PricewaterhouseCoopers LLP.
23.2^            Consent of Ernst & Young LLP.



(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-90013) as declared effective by the Securities and Exchange Commission on March 1, 2000.
(2)       Incorporated by reference to the Registrant's Annual Report on
          Form 10- K (File No. 000-28871) filed with the Securities and Exchange Commission on April 2, 2001.
(3)       Incorporated by reference to the Registrant's Quarterly Report on
          Form 10-Q (File No. 000-28871) filed with the Securities and Exchange Commission on May 15, 2000.
(4)       Incorporated by reference to the Registrant's Current Report on
          Form 8-K (File No. 000-28871) filed with the Securities and Exchange Commission on February 7, 2001.
(5)       Incorporated by reference to the Registrant's Quarterly Report on
          Form 10-Q (File No. 000-28871) filed with the Securities and Exchange Commission on May 15, 2001.
(6)       Incorporated by reference to the Registrant's Quarterly Report on
          Form 10-Q (File No. 000-28871) filed with the Securities and Exchange Commission on November 14, 2001.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 26, 2001 and filed with the Securities and Exchange Commission on November 5, 2001.
#        Previously filed.
^        Superseding exhibit.
+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
* Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.