Form 10-Q/A
period 2002-03-31
SWITCHBOARD INC
filed 2002-09-20
CIK 1085223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Class                    Shares Outstanding as of April 30, 2002
       --------------                    ---------------------------------------
Common Stock, par value $0.01 per share              18,786,676

                                EXPLANATORY NOTE

     On or about the date hereof, we filed with the Securities and Exchange Commission an Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for the purpose of restating our audited financial statements for the fiscal year ended December 31, 2001 and to correspondingly modify related disclosures. The restatements of our audited financial statements for the fiscal year ended December 31, 2001 are fully described in the Amendment No. 1 to Annual Report on Form 10-K.

     The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q is to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 to restate our unaudited financial statements for the fiscal quarter ended March 31, 2002 in accordance with the results of the re-audit of our audited financial statements for the fiscal year ended December 31, 2001 and the related restatements thereof and to correspondingly modify related disclosures. The restatements of our unaudited financial statements for the fiscal quarter ended March 31, 2002 are fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement," included herein as
Item 2 of Part 1, and our consolidated unaudited financial statements and related notes, including, without limitation, notes 3 and 4, included herein as
Item 1 of Part 1.

     We have amended and restated in its entirety each Item of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 that has been affected by the restatements disclosed herein. This Amendment No. 1 to Quarterly Report on Form 10-Q does not reflect events occurring after the May 9, 2002 filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the re-audit of our financial statements for the fiscal year ended December 31, 2001 and restatements identified above.

     The Items of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 which are amended and restated herein are Items 1 and 2 of Part I and Item 6 of Part II. The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, in the form filed with the Securities and Exchange Commission on May 9, 2002. These remaining Items are not amended hereby, but are included for the convenience of the reader. They are Item 3 of Part I and Item 2 of Part II.

                           FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included herein regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used herein, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere herein. As noted in "Explanatory Note" above, the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Operating Results, Business Prospects and the Market Price of Our Stock" and elsewhere herein do not reflect events occurring after May 9, 2002 and are not modified or updated, except as required to reflect the effects of the restatements discussed in "Explanatory Note" above. For current information regarding risks, uncertainties and other factors that may affect operating results, business prospects and the market price of our stock, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Operating Results, Business Prospects and the Market Price of Our Stock" included in Item 2 of Part I of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on or about the date of the filing hereof and as supplemented or superseded by subsequent filings with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future we specifically disclaim any obligation to do so.

                               WEB SITE ADDRESSES

     Our Web site address is www.switchboard.com. References herein to www.switchboard.com, switchboard.com, any variations of the foregoing or any other uniform resource locator or URL, are inactive textual references only. The information on our Web site or at any other URL is not incorporated by reference herein and should not be considered to be a part of this document.

                            SWITCHBOARD INCORPORATED
                 AMENDMENT NO.1 TO QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I - Financial Information

Item 1. - Financial Statements

Consolidated Balance Sheets as of March 31, 2002 (unaudited)
and December 31, 2001........................................................  4

Consolidated Statements of Operations for the Three Months Ended
March 31, 2002 and 2001 (unaudited)..........................................  5

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2002 and 2001 (unaudited)..........................................  6

Notes to Consolidated Financial Statements...................................  7

Item 2. -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 14

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk........ 36

PART II - Other Information

Item 2. -- Changes in Securities and Use of Proceeds......................... 36

Item 6. -- Exhibits and Reports on Form 8-K.................................. 37

Signatures................................................................... 38

Certifications............................................................... 39

                         PART I -- FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                        March 31, 2002       December 31, 2001
                                                                                        --------------      -------------------
                                                                                    (unaudited, restated)        (audited)
Assets:
-------
Cash and cash equivalents                                                                    $    948              $  4,212
Short-term investments                                                                         44,196                36,547
Accounts receivable, net of allowance of $591 and $500, respectively                            2,627                 1,635
Unbilled receivables                                                                              616                   623
Prepaid Directory Agreement, current portion                                                    4,412                     -
Other current assets                                                                              410                   631
                                                                                             --------              --------
     Total current assets                                                                      53,209                43,648

Long-term investments                                                                           9,363                18,333
Restricted cash                                                                                   788                   874
Property and equipment, net                                                                     3,046                 2,885
Prepaid Directory Agreement                                                                     7,485                     -
Other assets, net                                                                                  58                    95
                                                                                             --------              --------
Total assets                                                                                 $ 73,949              $ 65,835
                                                                                             ========              ========

Liabilities and stockholders' equity:
-------------------------------------
Accounts payable                                                                             $  1,349              $  2,279
Accrued expenses                                                                                1,986                 3,253
Deferred revenue                                                                                  681                   761
Payable related to Directory Agreement                                                         13,000                     -
Note payable                                                                                    2,000                 2,000
Capital lease obligation, current portion                                                         385                   357
                                                                                             --------              --------
     Total current liabilities                                                                 19,401                 8,650

Capital lease obligation, net of current portion                                                  424                   518
                                                                                             --------              --------
Total liabilities                                                                              19,825                 9,168

Stockholders' equity:
---------------------
Common stock, $0.01 par value per share; authorized 85,000,000 shares, issued
  19,170,578 shares as of March 31,
  2002 and 18,265,065 shares as of December 31, 2001                                              192                   183
Treasury stock, 386,302 shares as of March 31, 2002 and none as of
  December 31, 2001                                                                            (1,255)                    -
Additional paid-in capital                                                                    162,293               160,681
Note receivable for issuance of restricted common stock                                        (1,467)                    -
Unearned compensation                                                                            (287)                 (334)
Accumulated other comprehensive income                                                            476                   923
Accumulated deficit                                                                          (105,828)             (104,786)
                                                                                             --------              --------
     Total stockholders' equity                                                                54,124                56,667
                                                                                             --------              --------
Total liabilities and stockholders' equity                                                   $ 73,949              $ 65,835
                                                                                             ========              ========

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)

                                                                    Three months ended March 31
                                                                    ---------------------------
                                                                      2002               2001
                                                                     -------            -------
                                                                   (restated)         (restated)

   Gross revenue                                                     $ 4,023            $ 2,551
   Consideration given to customer                                    (1,103)            (1,012)
                                                                     -------            -------
      Net revenue                                                      2,920              1,539

   Cost of revenue                                                       918                851
                                                                     -------            -------

   Gross profit                                                        2,002                688

   Operating expenses:
   Sales and marketing                                                 1,427              6,812
   Research and development                                            1,505              1,313
   General and administrative                                            707                909
   Amortization of goodwill, intangibles and other asets                   -                245
                                                                     -------            -------
        Total operating expenses                                       3,639              9,279
                                                                     -------            -------

   Loss from operations                                               (1,637)            (8,591)

   Other income (expense):
   Interest income, net                                                  595              1,082
   Loss on disposal of fixed assets                                        -               (173)
                                                                     -------            -------
        Total other income (expense)                                     595                909
                                                                     -------            -------

   Net loss                                                          $(1,042)           $(7,682)
                                                                     =======            =======

   Basic and diluted net loss per share                               $(0.06)            $(0.31)
                                                                      ======             ======

   Shares used in computing basic and diluted
     net loss per share                                               18,495             24,908

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                        Three months ended March 31,
                                                                                        ----------------------------
                                                                                            2002            2001
                                                                                           -------         -------
                                                                                          (restated)      (restated)
Cash flows from operating activities:
Net loss                                                                                   $(1,042)        $(7,682)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                           415             687
       Amortization of unearned compensation                                                    47               -
       Non-cash interest income                                                                (18)              -
       Loss on disposal of property and equipment                                                -             173
       Non-cash advertising and promotion expense                                                -           2,540
       Other-than-temporary unrealized loss on available for sale investments                    6               -
       Amortization of AOL assets                                                            1,103           1,012

     Changes in operating assets and liabilities:
       Accounts receivable                                                                    (992)          1,962
       Unbilled receivables                                                                      7           1,068
       Other current assets                                                                    221          (3,908)
       Other assets                                                                             37           1,305
       Accounts payable                                                                       (930)           (301)
       Accrued expenses                                                                       (508)           (275)
       Accrued restructuring                                                                  (762)              -
       Deferred revenue                                                                        (80)           (195)
                                                                                           -------         -------
          Net cash used in operating activities                                             (2,496)         (3,614)

Cash flows from investing activities:
    Purchases of property and equipment                                                       (573)         (1,263)
    Restricted cash                                                                             86            (773)
    Net proceeds from (purchases of) investments                                               868          (8,616)
                                                                                           -------         -------
         Net cash provided by (used in) investing activities                                   381         (10,652)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                               172              57
     Purchase of treasury stock                                                             (1,255)              -
     Payments on (proceeds from) capital leases and notes payable                              (66)            773
                                                                                           -------         -------
         Net cash (used in) provided by financing activities                                (1,149)            830

Net decrease in cash and cash equivalents                                                   (3,264)        (13,436)

Cash and cash equivalents at beginning of period                                             4,212          18,772
                                                                                           -------         -------
Cash and cash equivalents at end of period                                                 $   948         $ 5,336
                                                                                           =======         =======

Supplemental statement of non-cash financing activity:
   Note receivable from officer for issuance of common stock                                $1,449               -
   Asset and liability related to Directory Agreement                                      $13,000

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

     The Company has also experienced substantial net losses since its inception and, as of March 31, 2002, had an accumulated deficit of $105.8 million. Such losses and accumulated deficit resulted from the Company's lack of substantial revenue and significantly increased costs incurred in the development of the Company's products and services and in the preliminary establishment of the Company's infrastructure. The Company expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. The Company believes that the funds currently available would be sufficient to fund operations through at least the next 12 months.

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

     Investors should read these interim consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 on file with the Securities and Exchange Commission.

3. RESTATEMENT

     The Company's previously issued financial statements for the year ended December 31, 2001, and quarterly results of operations for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 have been restated. The annual and quarterly 2001 restatements are fully described in Notes C and U to the Company's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company's financial statements for the quarter ended March 31, 2002 have been restated to reflect the recording of an asset and liability of $13.0 million each related to its contractual obligations to America Online, Inc. ("AOL") which became payable to AOL, under the Company's December 2000 directory and local advertising platform agreement ("Directory Agreement") with AOL, on January 2, 2002 as the result of the completion of AOL's roll-in of the Company's directory platform into the remaining AOL properties.

     Additionally, the March 31, 2002 financial statements have been restated to reflect a net decrease in amortization of approximately $721,000. The Company had previously recorded amortization of $1.8 million in the three months ended March 31, 2002 associated with its AOL assets. The Company restated amortization expense for its AOL assets as a result of the reversal of $1.0 million of amortization expense previously recorded on AOL related assets which were determined to be impaired as of December 31, 2001. This reversal was offset by amortization resulting from the $13.0 million AOL related asset recorded on January 2, 2002. The restated amortization for the quarter ended March 31, 2002 of $1.1 million is reflected as a reduction of gross revenues in accordance with EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9") which was adopted by the Company effective January 1, 2002.

     As a result of the above-described restatements, the Company's accumulated deficit at March 31, 2002 was decreased by $721,000 to reflect the cumulative effect of these 2002 adjustments. The Company's capital resources were not impacted by any of these restatements.

     Following is a summary of selected financial data affected by the restatement of the Company's financial statements for the fiscal quarter ended March 31, 2002:


                            SWITCHBOARD INCORPORATED
                 CHANGES IN SELECTED CONSOLIDATED FINANCIAL DATA
                           AS A RESULT OF RESTATEMENTS
                      (In thousands, except per share data)

   STATEMENT OF OPERATIONS DATA:

                                                                            Three months ended March 31, 2002:
                                                                  -----------------------------------------------------
                                                                  As Previously Reported   Adjustments(a)      Restated
                                                                  ----------------------   --------------      --------
   Net revenue                                                             $4,023              $(1,103)          $2,920

   Research and development                                                 1,457                   48            1,505
   Amortization of goodwill intangibles and other assets                    1,872               (1,872)               -
     Total operating expenses                                               5,463               (1,824)           3,639

   Loss from operations                                                    (2,358)                 721           (1,637)

   Net loss attributable to common stockholders                           $(1,763)                $721          $(1,042)

   Basic and diluted net loss per share attributable to
     common stockholders                                                   $(0.10)               $0.04           $(0.06)

(a) Adjustments include a $1.1 million reduction of gross revenue for consideration provided to a customer in accordance with EITF 01-9 and the reclassification of $48,000 in expense between amortization of goodwill, intangibles and other assets and research and development.

     The following table presents net increases and (decreases) in our previously reported balance sheet as of March 31, 2002 as a result of the aforementioned restatements and reclassifications:

   BALANCE SHEET DATA:

                                                                      As of March 31, 2002
                                                     ---------------------------------------------------
                                                     As Previously Reported  Adjustments        Restated
                                                     ----------------------  -----------        --------
   Current assets                                             $18,258          $35,739           $53,997
   Non-current assets                                         $50,443         $(30,491)          $19,952
   Total assets                                               $68,701           $5,248           $73,949
   Current liabilities                                         $7,532          $11,869           $19,401
   Stockholders' equity                                       $60,745          $(6,621)          $54,124

4. ADOPTION OF EITF 01-9

     The Company re-evaluated the adoption of EITF 01-9, which became effective for fiscal years beginning after December 15, 2001, and has concluded that EITF 01-9 is applicable to the accounting for its Directory Agreement. The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, the Company reduced revenue by $1.1 million and $1.0 million and reduced operating expenses by an equal amount in the fiscal quarters ended March 31, 2002 and 2001, respectively. The adoption of EITF 01-9 had no effect on net income or the Company's capital resources. The following table illustrates the effect of the application of EITF 01-9:

                                                                              Three months ended March 31,
                                                                              ------------------------------
                                                                               2002                   2001
                                                                              ------                 -------
                                                                            (restated)              (restated)

Gross revenue                                                                 $4,023                 $ 2,551

  Less: Amortization of consideration given to AOL (a)                        (1,103)                 (1,012)
                                                                              ------                 -------
Net revenue                                                                   $2,920                 $ 1,539
                                                                              ======                 =======

Operating expenses                                                            $4,742                 $10,291
  Less: Amortization of consideration given to AOL                            (1,103)                 (1,012)
                                                                              ------                 -------
Net operating expenses                                                        $3,639                  $9,279
                                                                              ======                 =======

(a) Amortization of consideration given to AOL exceeded revenue derived from AOL by $702,000 in the three months ended March 31, 2001.

5. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding less any restricted shares. Diluted net loss per share does not differ from basic net loss per share, since potential common shares from conversion of preferred stock, stock options, warrants and restricted stock are antidilutive for all periods presented and are therefore excluded from the calculation. As of March 31, 2002 and 2001, options to purchase 3,754,346 and 4,246,980 shares of common stock, preferred stock convertible into no shares and one share of common stock, warrants to purchase 385,000 and 1,451,937 shares of common stock and 300,000 shares and 746,260 shares of restricted stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

6. CONCURRENT TRANSACTIONS

     The Company had advertising barter transactions totaling $114,000, or 7.43% of net revenues, for the three months ended March 31, 2001, in which the Company received promotion in exchange for promotion on its Web site. There were no revenues from barter transactions in the three months ended March 31, 2002. Revenue from advertising barter has been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. In accordance with Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions" (EITF 99-17"), barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. The Company had other concurrent transactions totaling $42,000 for the three months ended March 31, 2001, in which the Company received marketing assets in exchange for promotion on its Web site. There were no revenues from other concurrent transactions in the three months ended March 31, 2002. Revenue from other concurrent transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable.

7. COMPREHENSIVE LOSS

     Other comprehensive loss includes unrealized gains or losses on the Company's available-for-sale investments.

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                            2002             2001
                                                           -------          -------
                                                     (unaudited, in thousands, restated)
Net loss                                                   $(1,042)         $(7,682)
Other comprehensive (loss) income:
      Unrealized (loss) gain on investment                    (447)             294
                                                           -------          -------
Comprehensive loss                                         $(1,489)         $(7,388)
                                                           =======          =======

8. ADVERTISING EXPENSE

     Advertising costs are expensed as incurred. For the three months ended March 31, 2001, advertising expenses totaled $4.7 million, of which $2.5 million was related to CBS non-cash advertising. The Company's advertising expense in the three months ended March 31, 2002 was $14,000, none of which was related to CBS non-cash advertising.

9. CAPITAL LEASE

     In March 2001, the Company entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation under which the Company was able to lease up to $3.0 million of equipment. Under the agreement, the Company leases computer equipment over a three-year period ending on June 28, 2004. As of March 31, 2002, the Company utilized $1.1 million of this lease facility. The period in which the Company was able to draw down additional amounts against the lease has expired, and thus the remaining lease facility is no longer available to the Company. Upon the expiration of the lease, the Company has the option to purchase the leased assets for one dollar. The agreement has an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, the Company is required to maintain on deposit with Fleet National Bank a compensating balance, restricted as to use. The compensating balance is adjusted on a quarterly basis to an amount equal to the principal outstanding under the lease. As of March 31, 2002, the Company recorded $788,000 as restricted cash. The Company has accounted for the transaction as a capital lease.

10. TREASURY STOCK

     On February 27, 2002, Viacom Inc. exercised its warrant to purchase 533,468 shares of the Company's common stock at $1.00 per share pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of common stock. On March 12, 2002, the Company repurchased these 386,302 shares of common stock from Viacom at a price of $3.25 per share, for a total cost of $1.3 million. The Company has recorded the value of these shares as treasury stock at cost.

11. AOL

     In December 2000, the Company entered into the Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). Subsequently, in November 2001 and again in April 2002, certain terms of the agreement were amended. Under the five-year term of the amended directory agreement, the Company shares with AOL specified directory advertisement revenue. In general, the Company will receive a majority of the first $35.0 million of such directory advertisement revenue, and the Company will receive a lesser share of any additional directory advertisement revenue. The Company paid AOL $13.0 million at the signing of the AOL Directory Agreement. Following the incorporation of the Directory Platform on AOL.com, the AOL Service and Digital City properties ("AOL Roll-In"), the Company recorded an additional asset and a liability of $13.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the amended agreement, the Company will make six additional quarterly payments of $2.0 million each, with the final payment due in October 2003. AOL has committed to pay the Company at least $2.0 million in consulting or service fees under a payment schedule which ends in September 2002, of which AOL has paid $1.5 million, and the Company has delivered $1.9 million in services to AOL, through March 31, 2002. The April 2002 amended Directory Agreement has an initial term of five years, which term is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 34 months and again after 46 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if the Company is acquired by one of certain third parties, or (c) if AOL acquires one of certain third parties and AOL pays the Company a termination fee of $25.0 million.

     In connection with entering into the AOL Directory Agreement in December 2000, the Company issued to AOL 746,260 shares of its common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002, and agreed to issue to AOL an additional 746,260 shares of common stock if the AOL Directory Agreement continued after two years and a further 746,260 shares of common stock if the AOL Directory Agreement continued after three years. Under the April 2002 amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If the Company renews the Directory Agreement with AOL for at least an additional four years after the initial term, the Company agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     The value of the $13.0 million paid and stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. In December 2001, the remaining unamortized amounts were written down to zero as a result of an impairment analysis as of December 31, 2001. The value of the $13.0 million asset established upon the AOL Roll-In is being amortized on a straight-line basis over the remaining portion of the four-year term of the agreement. Amortization of assets related to AOL are reflected as a reduction of revenue in accordance with EITF 01-9.

     Revenue recognized from AOL, net of amortization of consideration given to AOL, was 31.6% of net revenue for the three months ended March 31, 2002 and (45.6%) for the three months ended March 31, 2001. Amounts due from AOL included in accounts receivable at March 31, 2002 and December 31, 2001 were $2.0 million and $774,000, respectively. Unbilled receivables related to AOL at March 31, 2002 and December 31, 2001 were $424,000 and $618,000, respectively.

     Subsequently, in August 2002, the Company again amended its Directory Agreement with AOL. Under the August 2002 amendment, among other things, the requirement of the Company to make six additional payments of $2.0 million each was eliminated, the term of the agreement was amended to its original four-year term, the 34 and 46 month revenue targets and additional potential continuation payments were eliminated and the percentage schedule by which the Company shares directory advertising revenue with AOL was amended.

12. SPECIAL CHARGES

     In December 2001, the Company recorded net pre-tax special charges of approximately $17.3 million, comprised primarily of $15.6 million for the impairment of certain assets, $1.0 million for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of the Company's workforce. The restructuring resulted in 21 employee separations.

     Of the total $1.7 million restructuring charge, the Company currently estimates that $1.6 million is cash related. As of March 31, 2002, $829,000 was expended. The Company has recorded a remaining liability of $782,000 on its balance sheet as of March 31, 2002. The Company expects to spend approximately $450,000 by December 31, 2002, with the remainder to be paid through December of 2005.

13. NOTE RECEIVABLE FOR THE ISSUANCE OF RESTRICTED COMMON STOCK

     In January 2002, the Company recorded a note receivable from an officer and member of its Board of Directors for approximately $1.5 million arising from the issuance of 450,000 shares of its common stock to that individual. As of March 31, 2002, 300,000 of such shares were unvested and restricted from transfer. The note bears interest at a rate of 4.875%, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the restricted shares by the issuer of the note, or January 4, 2008. At March 31, 2002, the Company recorded $1,467,000 as a note receivable within stockholders' equity.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

     You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere herein. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock" commencing on page 25, as well as those otherwise discussed in this section and elsewhere herein. See "Forward-Looking Statements."

OVERVIEW

     Beginning in February 1996 when we commenced operations, we derived our revenue principally from the sale of banner and site sponsorship advertising. We now primarily derive revenue from our merchant network, which includes revenue which we previously classified as merchant services and syndication and licensing.

     Net merchant network revenue includes revenue from various licensing agreements with our merchant network alliance partners. These agreements involve: engineering work to develop a Web-hosted platform for our alliance partners which looks and feels like the alliance partner's own Web site and includes our searching functionality; a license fee based upon the size and complexity of the platform we create for the alliance partner; and a per-merchant fee per month based upon the number of merchants they promote in the platform. Net merchant network revenue also includes revenue from activities in which we run trademark and display ads in the Switchboard.com yellow pages directory, build and host Web sites for local merchants and send related direct electronic mail-based promotions. In addition, included as an offset to revenue is consideration given by us to customers, for which the benefits of such consideration are not separately identifiable from the revenue obtained by us from those customers. During the three months ended March 31, 2002, approximately 89.8% of our net revenue was derived from our local merchant network.

     We also generate revenue from the sale of national advertising and site sponsorship revenue, which is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During the three months ended March 31, 2002, approximately 10.2% of our net revenue was derived from the sale of national advertising and site sponsorships.

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

     Our sales and marketing expense consists primarily of costs associated with channel marketing programs, collateral production expenses, promotional advertising, third-party commission costs, advertising and creative production expenses, employee salaries and benefits, public relations, market research, provision for bad debts and a pro rata share of occupancy and information system expenses. A significant portion of our Web site promotion costs have resulted from non-cash advertising expenses attributable to advertising provided to us by Viacom Inc. under an advertising and promotion agreement with Viacom. In October 2001, we restructured our relationship with Viacom, under which, among other things, we terminated our right to the placement of advertising on Viacom's CBS properties with a net present value of approximately $44.5 million in exchange for, primarily, the reconveyance by Viacom to us of approximately 7.5 million shares of our capital stock and the cancellation of warrants held by Viacom to purchase 533,469 shares of our common stock. As a result of that restructuring, we anticipate sales and marketing expenses to decrease in both absolute dollars and as a percentage of net revenue in 2002 when compared to the comparable period in 2001.

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

     Our amortization of goodwill, intangibles and other assets consists primarily of amortization of goodwill resulting from our acquisition of Envenue, Inc. in November 2000 and the amortization of other long-term assets.

     We have experienced substantial net losses since our inception. As of March 31, 2002, we had an accumulated deficit of $105.8 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Web site and the establishment of our corporate infrastructure and organization. To date, we have made no provision for income taxes.


RESTATEMENT

     Our previously issued financial statements for the year ended December 31, 2001, and quarterly results of operations for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 have been restated. The annual and quarterly 2001 restatements are fully described in Notes C and U to our Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001.

     Our financial statements for the quarter ended March 31, 2002 have been restated to reflect the recording of an asset and liability of $13.0 million each related to our contractual obligations to America Online, Inc. ("AOL") which became payable to AOL under our December 2000 directory and local advertising platform agreement ("Directory Agreement") with AOL on January 2, 2002 as the result of the completion of AOL's roll-in of our directory platform into the remaining AOL properties.

     Additionally, the March 31, 2002 financial statements have been restated to reflect a net decrease in amortization of approximately $721,000. We had previously recorded amortization of $1.8 million in the three months ended March 31, 2002 associated with its AOL assets. We restated amortization expense for our AOL assets as a result of the reversal of $1.0 million of amortization expense previously recorded on AOL related assets which were determined to be impaired as of December 31, 2001. This reversal was offset by amortization resulting from the $13.0 million AOL related asset recorded on January 2, 2002. The restated amortization for the quarter ended March 31, 2002 of $1.1 million is reflected as a reduction of gross revenues in accordance with EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9") which was adopted by us effective January 1, 2002.

     As a result of the above-described restatements, our accumulated deficit at March 31, 2002 was decreased by $721,000 to reflect the cumulative effect of these 2002 adjustments. Our capital resources were not impacted by any of these restatements.

     The Securities Exchange Commission has advised us that it will be delivering to us a document request in connection with an investigation by the SEC of the restatements of the Company's financial statements. We intend to cooperate with the SEC regarding this investigation.

     Following is a summary of selected financial data affected by the restatement of our financial statements for the fiscal quarters ended March 31, 2002:


                                                                            Three months ended March 31, 2002:
                                                                  -----------------------------------------------------
                                                                  As Previously Reported   Adjustments(a)      Restated
                                                                  ----------------------   --------------      --------
   Net revenue                                                             $4,023              $(1,103)          $2,920

   Research and development                                                 1,457                   48            1,505
   Amortization of goodwill intangibles and other assets                    1,872               (1,872)               -
     Total operating expenses                                               5,463               (1,824)           3,639

   Loss from operations                                                    (2,358)                 721           (1,637)

   Net loss attributable to common stockholders                           $(1,763)                $721          $(1,042)

   Basic and diluted net loss per share attributable to
     common stockholders                                                   $(0.10)               $0.04           $(0.06)

(a) Adjustments include a $1.1 million reduction of gross revenue for consideration provided to a customer in accordance with EITF 01-9 and the reclassification of $48,000 in expense between amortization of goodwill, intangibles and other assets and research and development.

     The following table presents net increases and (decreases) in our previously reported balance sheet as of March 31, 2002 as a result of the aforementioned restatements and reclassifications:

                                                                      As of March 31, 2002
                                                     ---------------------------------------------------
                                                     As Previously Reported  Adjustments        Restated
                                                     ----------------------  -----------        --------
   Current assets                                             $18,258          $35,739           $53,997
   Non-current assets                                         $50,443         $(30,491)          $19,952
   Total assets                                               $68,701           $5,248           $73,949
   Current liabilities                                         $7,532          $11,869           $19,401
   Stockholders' equity                                       $60,745          $(6,621)          $54,124

ADOPTION OF EITF 01-9

     We, in conjunction with our newly appointed independent auditors, Ernst & Young LLP, re-evaluated the adoption of EITF 01-9, which became effective for fiscal years beginning after December 15, 2001, and have concluded that EITF 01-9 is applicable to the accounting for our directory and local advertising platform services agreement with AOL ("Directory Agreement"). The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, we reduced revenue by $1.1 million and $1.0 million and reduced operating expenses by an equal amount in the fiscal quarters ended March 31, 2002 and 2001, respectively. The adoption of EITF 01-9 had no effect on net income or our capital resources. The following table illustrates the effect of the application of EITF 01-9:

                                                                              Three months ended March 31,
                                                                              ------------------------------
                                                                               2002                   2001
                                                                              ------                 -------
                                                                            (restated)              (restated)

Gross revenue                                                                 $4,023                 $ 2,551

  Less: Amortization of consideration given to AOL (a)                        (1,103)                 (1,012)
                                                                              ------                 -------
Net revenue                                                                   $2,920                 $ 1,539
                                                                              ======                 =======

Operating expenses                                                            $4,742                 $10,291
  Less: Amortization of consideration given to AOL                            (1,103)                 (1,012)
                                                                              ------                 -------
Net operating expenses                                                        $3,639                  $9,279
                                                                              ======                 =======

(a) Amortization of consideration given to AOL exceeded revenue derived from AOL by $702,000 in the three months ended March 31, 2001.

SIGNIFICANT RELATIONSHIP

     In December 2000, we entered into a directory and local advertising platform services agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). Subsequently, in November 2001 and again in April 2002, certain terms of the agreement were amended. Under the five-year term of the amended directory agreement, we share with AOL specified directory advertisement revenue. In general, we will receive a majority of the first $35.0 million of such directory advertisement revenue, and we will receive a lesser share of any additional directory advertisement revenue. We paid AOL $13.0 million at the signing of the AOL Directory Agreement. Following the incorporation of the Directory Platform on AOL.com, the AOL Service and Digital City properties ("AOL Roll-In"), we recorded a second asset and a liability of $13.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the amended agreement, we will make six additional quarterly payments of $2.0 million each, with the final payment due in October 2003. AOL has committed to pay us at least $2.0 million in consulting or service fees under a payment schedule which ends in September 2002, of which, AOL has paid $1.5 million and we have delivered $1.9 million in services to AOL through March 31, 2002. The amended AOL Directory Agreement has an initial term of five years, which term is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 34 months and again after 46 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if we are acquired by one of certain third parties, or (c) if AOL acquires one of certain third parties and AOL pays us a termination fee of $25.0 million.

     In connection with entering into the AOL Directory Agreement in December 2000, we issued to AOL 746,260 shares of our common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002, and agreed to issue to AOL an additional 746,260 shares of common stock if the AOL Directory Agreement continued after two years and a further 746,260 shares of common stock if the AOL Directory Agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If we renew the AOL Directory Agreement with AOL for at least an additional four years after the initial term, we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     The value of the $13.0 million paid and stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. In December 2001, the remaining unamortized amounts were written down to zero as a result of an impairment analysis as of December 31, 2001. The value of the $13.0 million asset established upon the AOL Roll-In is being amortized on a straight-line basis over the remaining portion of the four-year term of the agreement. Amortization of assets related to AOL are reflected as a reduction of revenue in accordance with EITF 01-9.

     In 2001 and the three months ended March 31, 2002, revenue under our AOL Directory Agreement with AOL represented a significant portion of our total net revenue. AOL revenue accounted for 31.6% of total net revenue in the three months ended March 31, 2002. We anticipate that AOL will represent an even greater percentage of our total net revenue during the remainder of 2002 and will be a material component of our overall business.

     Subsequently, in August 2002, the Company again amended its Directory Agreement with AOL. Under the August 2002 amendment, among other things, the requirement of the Company to make six additional payments of $2.0 million each was eliminated, the term of the agreement was amended to its original four-year term, the 34 and 46 month revenue targets and additional potential continuation payments were eliminated and the percentage schedule by which the Company shares directory advertising revenue with AOL was amended.


RESULTS OF OPERATIONS

     Net revenue. Net revenue increased to $2.9 million for the three-month period ended March 31, 2002, from $1.5 million for the comparable period in 2001. The increase of $1.4 million for the three-month period ended March 31, 2002, when compared to the corresponding period in 2001, consisted primarily of an increase in net merchant network revenue offset in part by a decrease in national advertising revenue.

     Net merchant network revenue increased to $2.6 million in the three months ended March 31, 2002, as compared to $775,000 in the comparable period in 2001. The increase in net merchant network revenue in 2002 was due primarily to new licensing agreements with merchant network alliance partners, increased membership in our merchant network and revenue attributable to additional services offered to existing local merchants. This increase in net merchant network revenue was offset in part by an increase in amortization of assets related to our relationship with AOL, which has been classified as an offset to revenue pursuant to the application of EITF 01-9. Amortization of AOL assets classified as an offset to revenue totaled $1.1 million in the three months ended March 31, 2002, as compared to $1.0 million in the comparable period in 2001.

     National advertising and site sponsorship revenue was $298,000 in the three months ended March 31, 2002, as compared to $764,000 in the comparable period in 2001. The decrease in national advertising and site sponsorship revenue in 2002 resulted from a decrease in both the number of advertisers on the site, as well as the per impression fee charged to those customers. We attribute these decreases to a decline in demand for Internet advertising services as well as the overall state of the U.S. economy.

     Barter revenue, in which we received promotion in exchange for promotion on our Web site, was 7.43% of total net revenue for the three-month period ended March 31, 2001. There was no revenue from barter transactions in the three months ended March 31, 2002.

     Cost of revenue. Cost of revenue increased to $918,000, or 31.4% of net revenue, for the three months ended March 31, 2002, from $851,000, or 55.3% of net revenue, for the three months ended March 31, 2001. The dollar increase for the three months ended March 31, 2002 was primarily the result of an increase in depreciation associated with additional equipment necessary to support our Web site, as well as those of our merchant network alliance partners, an increase in salaries and benefits associated with personnel performing billable engineering services, offset in part by a decrease in third-party Web site creation and hosting expenses associated with our merchant services programs.

     Gross profit. Gross profit increased to $2.0 million for the three months ended March 31, 2002 from $688,000 for the corresponding period in 2001. As a percentage of net revenue, gross profit for the three months ended March 31, 2002 increased to 68.6% from 44.7% for the corresponding period in 2001. The increases in both gross profit dollars and percentage were primarily the result of higher net revenue offset in part by a slight increase in cost of revenue.

     Sales and marketing. Sales and marketing expense decreased to $1.4 million for the three months ended March 31, 2002 compared with $6.8 million for the corresponding period in 2001. The decrease for the three months ended March 31, 2002 was primarily related to the elimination of the non-cash advertising expense related to our former agreement with CBS ("CBS Advertising"), which accounted for $2.5 million of our sales and marketing expense during the three months ended March 31, 2001. The decrease for the three months ended March 31, 2002 was also attributable to a decrease in other advertising expenses, a decrease in employee salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001 and a decrease in merchant program expenses, offset in part by the reversal in the three months ended March 31, 2001 of deferred cost benefit related to a warrant agreement entered into in connection with a development, access and license agreement. As a percentage of net revenue, sales and marketing expenses were 48.9% for the three months ended March 31, 2002 compared with 442.8% for the corresponding period in 2001.

     Research and development. Research and development expense increased to $1.5 million for the three months ended March 31, 2002 compared with $1.3 million for the corresponding period in 2001. The increase of $191,000 for the three months ended March 31, 2002 was primarily due to the capitalization of deferred project costs in the three months ended March 31, 2001, and an increase in salaries and benefits associated with new personnel, offset in part by a decrease in outside consulting expenses. As a percentage of net revenue, product development expenses were 51.5% for the three months ended March 31, 2002 compared with 85.3% for the corresponding period in 2001.

     General and administrative. General and administrative expense decreased to $707,000 for the three months ended March 31, 2002 as compared to $909,000 for the corresponding period in 2001. The decrease of $202,000 for the three months ended March 31, 2002 was primarily due to decreases in salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001 and a decrease in costs associated with leased facilities, offset in part by an increase in insurance and consulting expenses. As a percentage of net revenue, general and administrative expenses were 24.2% for the three months ended March 31, 2002 compared with 59.1% for the corresponding period in 2001.

     Amortization of goodwill, intangibles and other assets. After considering the impact of adopting EITF 01-9, amortization of goodwill, intangibles and other assets decreased to zero for the three months ended March 31, 2002, as compared to $245,000 for the corresponding period in 2001. This decrease was attributable to the write-down of intangibles to zero as of December 31, 2001.

     Other income (expense) net. Other income decreased to $595,000 for the three months ended March 31, 2002 as compared to $909,000 for the corresponding period in 2001. The decrease in other income was due primarily to a decrease in interest income earned as a result of reduced funds available for investment, offset in part by a loss on disposal of fixed assets in 2001.

     Net loss. Our losses decreased to $1.0 million for the three months ended March 31, 2002, from $7.7 million for the corresponding period in 2001. As of March 31, 2002, our accumulated deficit totaled $105.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had cash and cash equivalents totaling $948,000. We also had short and long-term investments valued at $53.6 million and restricted cash of $788,000.

     Net cash used for operating activities for the three months ended March 31, 2002 was $2.5 million, primarily due to a net loss of $1.0 million, an increase in accounts receivable of $993,000, a decrease in accounts payable of $930,000 and a decrease in accrued restructuring of $761,000, offset in part by $1.1 million of amortization of AOL assets. Under the Directory Agreement, we paid $13.0 million to AOL at the signing of the directory agreement in December 2000 and $2.0 million upon the execution of the April 2002 amendment to that agreement. Under the amended agreement, we will make six additional quarterly payments of $2.0 million each, with the final payment due in October 2003. Subsequently, under the August 2002 amendment to the Directory Agreement, the requirement to make these six additional quarterly payments of $2.0 million each was eliminated.

     Net cash provided by investing activities for the three months ended March 31, 2002 was $381,000. Investing activities for the period were primarily related to net proceeds from investments of $868,000 and purchases of property and equipment of $573,000.

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

     In November 2000, we acquired Envenue, a wireless provider of advanced searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002.

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

     Revenues earned under the merchant network consist of advertising and platform services. Through our merchant network, we offer certain merchant alliance partners the ability to sell Switchboard.com distribution to their merchant advertisers. These efforts are reflected in our merchant network advertising revenues. For these advertising services, the merchant network alliance partners pay us a monthly fee based on the number of advertisements placed into Switchboard.com. This monthly fee is recognized as revenue by us as it is earned. Platform services relate to the our offerings to our merchant network alliance partners, under which those alliance partners can enter into a development and licensing arrangement with us whereby we create and/or modify a private labeled web-hosted directory platform. Once the web-hosted directory platform is operational, we also earn additional fees based on the number of merchants promoted within the platform. Revenue received by us for such development and licensing arrangements is deferred until such time the platform is accepted by the customer. After acceptance by the customer, revenue from such development and licensing agreements are recognized ratably over the life of the agreement. Any additional engineering or other services fees earned through the merchant promotions are recognized as earned due to their variable nature. In addition, included as an offset to revenue is consideration given to customers, for which the benefits of such consideration are not separately identifiable from the revenue obtained from those customers.

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

  CONCURRENT TRANSACTIONS

     We had advertising barter transactions totaling $114,000, or 7.4% of net revenues, for the three months ended March 31, 2001, in which we received promotion in exchange for promotion on our Web site. There were no revenues from barter transactions in the three months ended March 31, 2002. Revenue from advertising barter has been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. In accordance with Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions" (EITF 99-17"), barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. We also had other concurrent transactions totaling $42,000 for the three months ending March 31, 2001 in which we received certain marketing assets in exchange for promotion on our Web site or through direct e-mail distributions. Revenues from other concurrent transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. Accounting rules applicable to concurrent transactions continue to evolve. Any further changes to these accounting rules could affect the valuation of any future concurrent transactions.

  IMPAIRMENT OF LONG-LIVED ASSETS

     If facts and circumstances were to indicate that our long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived assets would be compared to its carrying amount to determine if a write-down to fair value is necessary. Any such write-down could have a material negative effect on our results of operations.

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


FACTORS AFFECTING OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF
STOCK

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of Switchboard in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission. See "Forward Looking Statements".

                          RISKS RELATED TO OUR BUSINESS

  WE HAVE A HISTORY OF INCURRING NET LOSSES, WE EXPECT OUR NET LOSSES TO CONTINUE FOR THE NEXT SEVERAL QUARTERS AND WE MAY NEVER ACHIEVE PROFITABILITY

     We have incurred significant net losses in each fiscal quarter since our inception. From inception to March 31, 2002, we have incurred net losses totaling $105.8 million. As a result, we need to generate significant additional revenue to fund our operations. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

  IF THE DIRECTORY SERVICES AGREEMENT WE ENTERED INTO WITH AMERICA ONLINE, INC. ("AOL"), A SUBSIDIARY OF AOL TIME WARNER, INC., IS NOT SUCCESSFUL, IT COULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR RESULTS OF OPERATIONS

     The directory services agreement we entered into with AOL may not generate anticipated revenues or other benefits. Even though we have recently amended the agreement to resolve a payment schedule issue and extended its term, the agreement may still be prematurely terminated by breach or otherwise fail to be successful. Local merchants may not view the alliance as an effective advertising vehicle for their products and services. Even if the Directory Agreement is not successful, AOL may not have to return any of the consideration, including cash and stock, which we have paid to AOL, and we may have continuing contractual and other financial obligations to AOL under the agreement.

     In 2001 and the first three months of 2002, AOL represented a significant portion of our net revenue. AOL accounted for 31.6% of total net revenue in the three months ended March 31, 2002. We anticipate that AOL will represent an even greater percentage of our net revenue during the remainder of 2002 and will be a material component of our overall business. The termination of our agreement with AOL or the failure of our agreement with AOL to generate these anticipated revenues would have a material adverse effect on our results of operations and financial condition.

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

  WE RELY ON A SMALL NUMBER OF CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

     We derive a substantial portion of our net revenue from a small number customers. During the three months ended March 31, 2002, net revenue derived from our top ten customers accounted for approximately 68.7% of our total net revenue. Additionally, revenue derived from AOL accounted for 31.6% of our total net revenue in the first three months of 2002. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

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

     Even though we anticipate that revenue from banner and site sponsorship advertisements will decline as a percentage of our future revenue, our future success still depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 33.1% and 57.2% of our net revenue from the sale of banner and site sponsorship advertisements during the years ended December 31, 2001 and 2000, and 10.2% and 49.6% of our net revenue in the three months ended March 31, 2002 and 2001, respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

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

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

  a.   Exhibits

     The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Switchboard's file number under the Securities Exchange Act of 1934 is 000-28871.

  b.   Reports on Form 8-K.

     We did not file a current report on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SWITCHBOARD INCORPORATED



Date: September 20, 2002                By:  /s/ Robert P. Orlando
                                             ---------------------
                                             Robert P. Orlando
                                             Principal Financial Officer and
                                             Chief Accounting Officer

                                 CERTIFICATIONS

I, Douglas J. Greenlaw, certify that:

1. I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-Q of Switchboard Incorporated;

2. Based on my knowledge, this Amendment No. 1 to Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to Quarterly Report on Form 10-Q; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of Switchboard Incorporated as of, and for, the periods presented in this Amendment No. 1 to Quarterly Report on Form 10-Q.

Date:  September 20, 2002
                                      /s/ Douglas J. Greenlaw
                                      -----------------------
                                      Douglas J. Greenlaw
                                      Chief Executive Officer
                                      (principal executive officer)



I, Robert P. Orlando, certify that:

1. I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-Q of Switchboard Incorporated;

2. Based on my knowledge, this Amendment No. 1 to Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to Quarterly Report on Form 10-Q; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of Switchboard Incorporated as of, and for, the periods presented in this Amendment No. 1 to Quarterly Report on Form 10-Q.

Date:  September 20, 2002
                                      /s/ Robert P. Orlando
                                      ---------------------
                                      Robert P. Orlando
                                      Vice President and Chief Financial Officer
                                      (principal financial officer)

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -------------
10.1# Termination Agreement between MediaMap, Inc. and Switchboard Incorporated dated January 30, 2002.
10.2# Agreement of Amendment, Severance, and Mutual Release between John Jewett and Switchboard Incorporated dated February 26, 2002.
10.3# Restricted Stock Agreement Granted Under 1999 Stock Incentive Plan between Douglas J. Greenlaw and Switchboard Incorporated dated January 4, 2002.
10.4# Secured promissory note between Douglas J. Greenlaw and Switchboard Incorporated dated January 4, 2002.
10.5#        Collateral Assignment and Pledge Agreement between Douglas J.
             Greenlaw and Switchboard Incorporated dated January 4, 2002.
10.6# Consent to the cancellation of options granted on October 13, 1999 by Douglas J. Greenlaw on January 4, 2002.
10.7# First Amendment dated November 16, 2001 to the Directory and Local Advertising Platform Services Agreement between Switchboard Incorporated and America Online, Inc. dated December 11, 2000.
10.8#+ Second Amendment dated April 25, 2002 to the Directory and Local Advertising Platform Services Agreement between Switchboard Incorporated and America Online, Inc. dated December 11, 2000.
10.9# Services Agreement dated March 7, 2002 between Switchboard Incorporated and ePresence Inc.

      #   Previously filed.
      + Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.