Form 10-Q
period 2002-06-30
SWITCHBOARD INC
filed 2002-09-20
CIK 1085223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Class                Shares Outstanding as of August 31, 2002
          --------------                ---------------------------------------
Common Stock, par value $0.01 per share               18,840,928

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

                            SWITCHBOARD INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I - Financial Information

Item 1. - Financial Statements

Consolidated Balance Sheets as of June 30, 2002 (unaudited)
and December 31, 2001 (audited)..............................................  3

Consolidated Statements of Operations for the Three and Six Months
Ended June 30, 2002 and 2001 (unaudited).....................................  4

Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2002 and 2001 (unaudited).....................................  5

Notes to Consolidated Financial Statements...................................  6

Item 2. -- Management's Discussion and Analysis of Financial
Condition and Results of Operations.......................................... 13

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk........ 36

Item 4. -- Controls and Procedures........................................... 36

PART II - Other Information

Item 1. - Legal Proceedings.................................................. 36

Item 2. -- Changes in Securities and Use of Proceeds......................... 37

Item 4. - Submission of Matters to a Vote of Security Holders................ 38

Item 6. -- Exhibits and Reports on Form 8-K.................................. 38

Signatures................................................................... 39

Certifications............................................................... 40

                         PART I -- FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                            June 30, 2002       December 31, 2001
                                                                                            -------------       -----------------
                                                                                             (unaudited)            (audited)
Assets:
-------
Cash and cash equivalents                                                                      $ 35,064              $  4,212
Short-term marketable securities                                                                  9,404                36,547
Accounts receivable, net of allowance of $570 and $500, respectively                              1,577                 1,635
Unbilled receivables                                                                                130                   623
Prepaid Directory Agreement, current portion                                                      3,468                     -
Other current assets                                                                                757                   631
                                                                                               --------              --------
     Total current assets                                                                        50,400                43,648

Long-term marketable securities                                                                   8,149                18,333
Restricted cash                                                                                   2,036                   874
Property and equipment, net                                                                       2,548                 2,885
Prepaid Directory Agreement                                                                       8,483                     -
Other assets, net                                                                                    24                    95
                                                                                               --------              --------
Total assets                                                                                   $ 71,640              $ 65,835
                                                                                               ========              ========

Liabilities and stockholders' equity:
-------------------------------------
Accounts payable                                                                               $    922              $  2,279
Accrued expenses                                                                                  1,236                 3,253
Deferred revenue                                                                                    507                   761
Payable related to Directory Agreement                                                           12,000                     -
Note payable, current portion                                                                     2,999                 2,000
Capital lease obligation, current portion                                                             -                   357
                                                                                               --------              --------
     Total current liabilities                                                                   17,664                 8,650

Note payable, net of current portion                                                              1,499                     -
Capital lease obligation, net of current portion                                                      -                   518
                                                                                               --------              --------
Total liabilities                                                                                19,163                 9,168

Stockholders' equity:
---------------------
Common stock, $0.01 par value per share; authorized 85,000,000 shares, issued
  19,202,534 shares as of June 30,
  2002 and 18,265,065 shares as of December 31, 2001                                                192                   183
Treasury stock, 386,302 shares as of June 30, 2002 and none as of
  December 31, 2001                                                                              (1,255)                    -
Additional paid-in capital                                                                      162,404               160,681
Note receivable for issuance of restricted common stock                                          (1,484)                    -
Unearned compensation                                                                              (251)                 (334)
Accumulated other comprehensive income                                                               54                   923
Accumulated deficit                                                                            (107,183)             (104,786)
                                                                                               --------              --------
     Total stockholders' equity                                                                  52,477                56,667
                                                                                               --------              --------
Total liabilities and stockholders' equity                                                     $ 71,640              $ 65,835
                                                                                               ========              ========

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except per share data)

                                                      For the three months         For the six months
                                                         ended June 30,              ended June 30,
                                                      ------------------          -------------------
                                                        2002      2001             2002       2001
                                                      -------    -------          -------    --------
                                                                (restated)                  (restated)

   Gross revenue                                       $3,014     $3,817           $7,037      $6,368
   Consideration given to a customer                     (946)    (1,012)          (2,049)     (2,024)
                                                      -------    -------          -------    --------
     Net revenue                                        2,068      2,805            4,988       4,344

   Cost of revenue                                      1,112        839            2,030       1,690
                                                      -------    -------          -------    --------
   Gross profit                                           956      1,966            2,958       2,654

   Operating expenses:
   Sales and marketing                                  1,145      5,393            2,572      12,205
   Research and development                             1,317      1,687            2,822       3,000
   General and administrative                             723      1,030            1,430       1,939
   Amortization of goodwill, intangibles and
     other assets                                           -        212                -         457
                                                      -------    -------          -------    --------
        Total operating expenses                        3,185      8,322            6,824      17,601
                                                      -------    -------          -------    --------

   Loss from operations                                (2,229)    (6,356)          (3,866)    (14,947)

   Other income (expense):
   Interest income, net                                   874        877            1,469       1,959
   Loss on disposal of fixed assets                         -          -                -        (173)
                                                      -------    -------          -------    --------
        Total other income (expense)                      874        877            1,469       1,786
                                                      -------    -------          -------    --------

   Net loss                                           $(1,355)   $(5,479)         $(2,397)   $(13,161)
                                                      ========   ========         =======    ========

   Basic and diluted net loss per share                $(0.07)    $(0.22)          $(0.13)     $(0.53)
                                                       ======     ======           ======      ======

   Shares used in computing basic and
        diluted net loss per share                     18,499     24,971           18,497      24,940

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                           Six months ended June,
                                                                                           -----------------------
                                                                                            2002            2001
                                                                                           -------        --------
Cash flows from operating activities:                                                                    (restated)
Net loss                                                                                   $(2,397)       $(13,161)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         1,140           1,385
       Amortization of unearned compensation                                                    83               5
       Loss on disposal of property and equipment                                                -             173
       Non-cash interest income                                                                (35)              -
       Gain on sales of marketable securities                                                 (402)              -
       Non-cash advertising and promotion expense                                                -           3,727
       Other-than-temporary unrealized loss on available for sale investments                    6               -
       Amortization of AOL assets                                                            2,049           2,024

     Changes in operating assets and liabilities:
       Accounts receivable                                                                      58           3,106
       Unbilled receivables                                                                    493             764
       Other current assets                                                                   (126)         (6,076)
       Other assets                                                                             71           2,918
       Accounts payable                                                                     (1,357)             33
       Accrued expenses                                                                     (1,103)           (511)
       Payment on AOL Directory Agreement                                                   (2,000)              -
       Accrued restructuring                                                                  (914)              -
       Deferred revenue                                                                       (254)           (457)
                                                                                           -------        --------
          Net cash used in operating activities                                             (4,688)         (6,070)

Cash flows from investing activities:
     Purchases of property and equipment                                                      (803)         (1,818)
     Restricted cash                                                                        (1,162)         (1,043)
     Net proceeds from (purchases of) investments                                           36,854          (2,397)
                                                                                           -------        --------
         Net cash provided by (used in) investing activities                                34,889          (5,258)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                               283              59
     Purchase of treasury stock                                                             (1,255)              -
     Proceeds from sales-type leases                                                             -           1,101
     Proceeds from issuance of note payable                                                  2,498               -
     Payments on capital leases                                                               (875)            (38)
                                                                                           -------        --------
         Net cash provided by financing activities                                             651           1,122

Net increase (decrease) in cash and cash equivalents                                        30,852         (10,206)

Cash and cash equivalents at beginning of period                                             4,212          18,772
                                                                                           -------        --------
Cash and cash equivalents at end of period                                                 $35,064        $  8,566
                                                                                           =======        ========

Supplemental statement of non-cash financing activity:
     Note receivable from officer for issuance of common stock                              $1,449               -

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Switchboard Incorporated, a Delaware corporation (the "Company"), commenced operations in February 1996. From the Company's inception (February 19, 1996) until March 7, 2000, the Company was a unit and later a subsidiary of ePresence, Inc. (formerly Banyan Worldwide, "ePresence"). As of June 30, 2002, ePresence beneficially owned approximately 53.2% of the Company's common stock. The Company is a provider of Web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. The Company offers a broad range of functions, content and services, including yellow and white pages, product searching, location based searching and interactive maps and driving directions. The Company's Web site, Switchboard.com, is a showcase for the Company's technology and breadth of directory product offerings, and is a resource for consumers and businesses alike. The Company offers its users local information about people and businesses across the United States and Canada. The Company operates in one business segment as a provider of Web-hosted directory technologies and customized yellow pages platforms.

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

     The Company has also experienced substantial net losses since its inception and, as of June 30, 2002, had an accumulated deficit of $107.2 million. Such losses and accumulated deficit resulted from the Company's lack of substantial revenue and significantly increased costs incurred in the development of the Company's products and services and in the preliminary establishment of the Company's infrastructure. The Company expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. The Company believes that the funds currently available would be sufficient to fund operations through at least the next 12 months.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of future financial results. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

     Investors should read these interim consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on September 19, 2002.

3. ADOPTION OF EITF 01-9

     Effective January 2002, the Company adopted Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which became effective for fiscal years beginning after December 15, 2001, and has concluded that EITF 01-9 is applicable to the accounting for its directory and local advertising platform services agreement with AOL ("Directory Agreement"). The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, the Company has reduced its merchant network revenue by $946,000 and $1.0 million for the three months ended June 30, 2002 and 2001 and $2.0 million and $2.0 million for the six months ended June 30, 2002 and 2001, respectively, and reduced its operating expenses by a corresponding amount in the three and six months ended June 30, 2002 and 2001, respectively. The adoption of EITF 01-9 had no effect on net income or the Company's capital resources. The following table illustrates the effect of the application of EITF 01-9:

                                                             Three months ended June 30,     Six months ended June 30,
                                                             ---------------------------     -------------------------
                                                                 2002           2001            2002       2001
                                                                ------         ------          ------    -------
Gross revenue                                                   $3,014         $3,817          $7,037     $6,368

  Less: Amortization of consideration given to AOL(a)             (946)        (1,012)         (2,049)    (2,024)
                                                                ------         ------          ------    -------
Net revenue                                                     $2,068         $2,805          $4,988     $4,344
                                                                ======         ======          ======     ======

Operating expenses                                              $4,131         $9,334          $8,873    $19,625
  Less: Amortization of consideration given to AOL                (946)        (1,012)         (2,049)    (2,024)
                                                                ------         ------          ------    -------
Net operating expenses                                          $3,185         $8,322          $6,824    $17,601
                                                                ======         ======          ======    =======

(a) Amortization of consideration given to AOL exceeded revenue derived from AOL by $487,000 in the six months ended June 30, 2001.

4. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding less any restricted shares. Diluted net loss per share does not differ from basic net loss per share, since potential common shares from conversion of preferred stock, stock options, warrants and restricted stock are antidilutive for all periods presented and are therefore excluded from the calculation. As of June 30, 2002 and 2001, options to purchase 3,668,247 and 4,536,480 shares of common stock, preferred stock convertible into none and one share of common stock, warrants to purchase 918,468 and 1,451,937 shares of common stock, and 300,000 and 746,260 shares of restricted stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

5. CONCURRENT TRANSACTIONS

     The Company had advertising barter transactions totaling $361,000 and $476,000, or 12.9% and 10.9% of net revenues, for the three- and six-month periods ended June 30, 2001, respectively, in which the Company received promotion in exchange for promotion on its Web site. There were no revenues from barter transactions in the three and six months ended June 30, 2002. Revenue from advertising barter has been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. In accordance with Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions" (EITF 99-17"), barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. The Company had other concurrent transactions totaling $42,000 for the six months ended June 30, 2001, in which the Company received marketing assets in exchange for promotion on its Web site. There were no revenues from other concurrent transactions in the three and six months ended June 30, 2002. Revenue from other concurrent transactions is recorded at the fair value of the goods or services provided or received, whichever is more readily determinable.

6. COMPREHENSIVE LOSS

     Other comprehensive loss includes unrealized gains or losses on the Company's available-for-sale investments.

                                                    Six Months Ended June 30,
                                                    ------------------------
                                                     2002             2001
                                                    -------          -------
                                                                    (restated)
                                                    (unaudited, in thousands)
Net loss                                            $(2,397)        $(13,161)
Other comprehensive (loss) income:
      Unrealized (loss) gain on investment             (869)             277
                                                    -------         --------
Comprehensive loss                                  $(3,266)        $(12,884)
                                                    =======         ========

     Of the $869,000 change in other comprehensive loss in the six months ended June 30, 2002, $402,000 results from realized gains resulting from the Company's liquidiation of certain marketable securities as part of its transition of its banking relationship from Fleet National Bank to Silicon Valley Bank.

7. ADVERTISING EXPENSE

     Advertising costs are expensed as incurred. For the three and six months ended June 30, 2001, advertising expenses totaled $2.8 million and $7.5 million, of which $1.2 million and $3.7 million was related to non-cash advertising received from Viacom Inc. ("CBS non-cash advertising"), respectively. The Company's advertising expense in the three and six months ended June 30, 2002 was $13,000 and $27,000, respectively, none of which was related to CBS non-cash advertising.

8. CAPITAL LEASE

     In March 2001, the Company entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation ("FCC") under which the Company was able to lease up to $3.0 million of equipment. Under the agreement, the Company was to have leased computer equipment over a three-year period ending on June 28, 2004, and had utilized $1.1 million of this lease facility. The agreement had an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, the Company was required to maintain on deposit with Fleet National Bank ("FNB") a compensating balance, restricted as to use, in an amount equal to the principal outstanding under the lease. The Company had accounted for the transaction as a capital lease.

     In May 2002, the Company paid $794,000 to FCC to terminate its lease obligations with FCC through an early buy-out. In exchange for the amount paid, the Company assumed all right and title to the assets leased under the facility. Additionally, the Company's requirement to maintain a compensating balance with FNB was eliminated.

9. NOTES PAYABLE AND LINE OF CREDIT

     Notes payable consisted of the following as of June 30, 2002 and December 31, 2001:

                                                   June 30, 2002   December 31, 2001
                                                   -------------   ----------------
Note payable under loan and security agreement        $2,498           $    -
Note payable to Envenue                                2,000            2,000
                                                      ------           ------
  Total notes payable                                  4,498            2,000

Less current portion                                  (2,999)          (2,000)
                                                      ------           ------
Notes payable, non-current                            $1,499           $    -
                                                      ======           ======

     In June 2002, the Company entered into a loan and security agreement (the "Agreement") with Silicon Valley Bank ("SVB"), under which the Company has the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30 month period. As of June 30, 2002, the Company had utilized $2.5 million of this facility. The Company may utilize the facility to fund additional equipment purchases of up to $1.5 million through March 31, 2003. The agreement also provides for a $1.0 million revolving line of credit at an interest rate equal to prime. At June 30, 2002, the Company had no outstanding borrowings under the revolving line of credit. The Company has recorded a note payable to SVB on its balance sheet totaling $2.5 million for equipment financed as of June 30, 2002, of which $1.0 million is classified as a current liability.

     As a condition of the Agreement, the Company is required to maintain in deposit or investment accounts at SVB not less than 95% of its cash, cash equivalents and marketable securities. Covenants in the Agreement require the Company to maintain in deposit or in investment accounts with SVB at least $20.0 million in unrestricted cash. Borrowings under the Agreement are collateralized by all of the Company's tangible and intangible assets, excluding intellectual property.

     In November 2000, the Company acquired Envenue, Inc. ("Envenue"), a wireless provider of advanced searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002, which the Company has classified as a note payable within current liabilities. The Company has not paid this amount, as it is in a contractual dispute with the previous owners of Envenue. In June 2002, the Company placed into escrow $2.0 million, which will be held in escrow until the contractual dispute has been resolved. The Company has recorded this amount as restricted cash.

11. TREASURY STOCK

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

12. AMERICA ONLINE, INC.

     In December 2000, the Company entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, in April 2002 and again in August 2002, certain terms of the agreement were amended. Under the four-year term of the amended Directory Agreement (as so amended), the Company shared with AOL specified directory advertisement revenue. In general, the Company received a majority of the first $35.0 million of such directory advertisement revenue and a lesser share of any additional directory advertisement revenue. The Company paid AOL $13.0 million at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, the AOL Service and Digital City properties ("AOL Roll-In") in January 2002, we recorded a second asset and a liability of $13.0 million. The Company established an additional asset and liability of $1.0 million and paid

$2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, the Company was scheduled to make six additional quarterly payments of $2.0 million each, with the final payment due in October 2003. AOL has committed to pay the Company at least $2.0 million in consulting or service fees under a payment schedule which ends in September 2002, of which, AOL has paid $1.75 million and the Company has delivered $2.0 million in services to AOL through June 30, 2002. The April 2002 amended Directory Agreement had an initial term of five years, which term is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 34 months and again after 46 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if the Company is acquired by one of certain third parties, or (c) if AOL acquires one of certain third parties and AOL pays us a termination fee of $25.0 million.

     In connection with entering into the Directory Agreement, in December 2000 the Company issued to AOL 746,260 shares of our common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002, and agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If the Company renews the Directory Agreement with AOL for at least an additional four years after the initial term, the Company agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     The value of the $13.0 million paid and stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 2001, the remaining unamortized amounts were written down to zero as a result of an impairment analysis as of December 31, 2001. The value of the $14.0 million asset which has been recorded in 2002 is being amortized on a straight-line basis over the remaining portion of the five-year term of the April 2002 amended agreement. Amortization of assets related to AOL are reflected as a reduction of revenue in accordance with EITF 01-9.

     Under the August 2002 amendment, among other things, the Company revised the term of the agreement back to the original four-year term; eliminated the 34 and 46 month revenue targets and additional potential continuation payments; removed the requirement to pay AOL the remaining $12.0 million the Company owed under the April 2002 amendment and amended the percentage schedule by which the Company shares in directory advertising revenue with AOL.

     Revenue recognized from AOL, net of amortization of consideration given to AOL, was 20.5% and 27.0% of net revenue for the three and six months ended June 30, 2002, respectively. Revenue from AOL, net of amortization of consideration given to AOL, was 7.7% and (11.2)% of net revenue, for the three and six months ended June 30, 2001, respectively. Amounts due from AOL included in accounts receivable at June 30, 2002 and December 31, 2001 were $977,000 and $774,000, respectively. Unbilled receivables related to AOL at June 30, 2002 and December 31, 2001 were $79,000 and $618,000, respectively.

13. SPECIAL CHARGES

     In December 2001, the Company recorded net pre-tax special charges of approximately $17.3 million, comprised primarily of $15.6 million for the impairment of certain assets, $1.0 million for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of the Company's workforce. The restructuring resulted in 21 employee separations.

     Of the total $1.7 million charge, the Company currently estimates that $1.6 million is cash related. As of June 30, 2002, $1.0 million was expended. The Company has recorded a remaining liability of $392,000 on its balance sheet as of June 30, 2002. The Company expects to spend approximately $43,000 by December 31, 2002, with the remainder to be paid through December 2005.

14. NOTE RECEIVABLE FOR THE ISSUANCE OF RESTRICTED COMMON STOCK

     In January 2002, the Company recorded a note receivable from an officer and member of its Board of Directors for approximately $1.5 million arising from the issuance of 450,000 shares of its common stock as restricted stock to that individual. As of June 30, 2002, 300,000 of such shares were unvested and restricted from transfer. The note bears interest at a rate of 4.875%, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the restricted shares by the issuer of the note, or January 4, 2008. At June 30, 2002, the Company recorded $1.5 million as a note receivable within stockholders' equity. During the three and six month period ended June 30, 2002, the Company recorded $18,000 and $35,000 in interest income resulting from this note receivable.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock" commencing on page 23, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. See "Forward-Looking Statements."

OVERVIEW

     Beginning in February 1996 when we commenced operations, we derived our revenue principally from the sale of banner and site sponsorship advertising. We now primarily derive revenue from our merchant network, which includes revenue which we previously classified as merchant services and syndication and licensing.

     Net merchant network revenue includes revenue from various licensing agreements with our merchant network alliance partners. These agreements involve: engineering work to develop a Web-hosted platform for our alliance partners which looks and feels like the alliance partner's own Web site and includes our searching functionality; a license fee based upon the size and complexity of the platform we create for the alliance partner; and a per-merchant fee per month based upon the number of merchants they promote in the platform. Net merchant network revenue also includes revenue from activities in which we run trademark and display ads in the Switchboard.com yellow pages directory, build and host Web sites for local merchants and send related direct electronic mail-based promotions. In addition, included as an offset to revenue are consideration given to customers, for which the benefits of such consideration are not separately identifiable from the revenue obtained from those customers. During the three months ended June 30, 2002, approximately 85.3% of our net revenue was derived from our local merchant network.

     We also generate revenue from the sale of national advertising and site sponsorship revenue, which is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During the three months ended June 30, 2002, approximately 14.7% of our net revenue was derived from the sale of national advertising and site sponsorships.

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

     We have experienced substantial net losses since our inception. As of June 30, 2002, we had an accumulated deficit of $107.2 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Web site and the establishment of our corporate infrastructure and organization. To date, we have made no provision for income taxes.

ADOPTION OF EITF 01-9

     Effective January 2002, we, in conjunction with our newly appointed independent auditors, Ernst & Young LLP, adopted Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which became effective for fiscal years beginning after December 15, 2001, and concluded that EITF 01-9 is applicable to the accounting for our directory and local advertising platform services agreement with America Online, Inc.("AOL") (the "Directory Agreement"). The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, we have reduced our merchant network revenue by $946,000 and $1.0 million for the three months ended June 30, 2002 and 2001 and $2.0 million and $2.0 million for the six months ended June 30, 2002 and 2001, respectively, and reduced our operating expenses by a corresponding amount in the three and six months ended June 30, 2002 and 2001, respectively. The adoption of EITF 01-9 had no effect on net income or our capital resources. The following table illustrates the effect of the application of EITF 01-9:

                                                             Three months ended June 30,     Six months ended June 30,
                                                             ---------------------------     -------------------------
                                                                 2002           2001            2002       2001
                                                                ------         ------          ------    -------
Gross revenue                                                   $3,014         $3,817          $7,037     $6,368

  Less: Amortization of consideration given to AOL(a)             (946)        (1,012)         (2,049)    (2,024)
                                                                ------         ------          ------    -------
Net revenue                                                     $2,068         $2,805          $4,988     $4,344
                                                                ======         ======          ======     ======

Operating expenses                                              $4,131         $9,334          $8,873    $19,625
  Less: Amortization of consideration given to AOL                (946)        (1,012)         (2,049)    (2,024)
                                                                ------         ------          ------    -------
Net operating expenses                                          $3,185         $8,322          $6,824    $17,601
                                                                ======         ======          ======    =======

(a) Amortization of consideration given to AOL exceeded revenue derived from AOL by $487,000 in the six months ended June 30, 2001.

SIGNIFICANT RELATIONSHIP

     In December 2000, we entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, in April 2002 and again in August 2002, certain terms of the agreement were amended. Under the four-year term of the amended Directory Agreement (as so amended), we shared with AOL specified directory advertisement revenue. In general, we received a majority of the first $35.0 million of such directory advertisement revenue and a lesser share of any additional directory advertisement revenue. We paid AOL $13.0 million at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, the AOL Service and Digital City properties ("AOL Roll-In") in January 2002, we recorded a second asset and a liability of $13.0 million. We established an additional asset and liability of $1.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, we were scheduled to make six additional quarterly payments of $2.0 million each, with the final payment due in October 2003. AOL has committed to pay us at least $2.0 million in consulting or service fees under a payment schedule which ends in September 2002, of which, AOL has paid $1.75 million and we have delivered $2.0 million in services to AOL through June 30, 2002. The amended Directory Agreement had an initial term of five years, which term is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 34 months and again after 46 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if we are acquired by one of certain third parties, or (c) if AOL acquires one of certain third parties and AOL pays us a termination fee of $25.0 million.

     In connection with entering into the Directory Agreement, in December 2000 we issued to AOL 746,260 shares of our common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002, and agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If we renew the Directory Agreement with AOL for at least an additional four years after the initial term, we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     The value of the $13.0 million paid and stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 2001, the remaining unamortized amounts were written down to zero as a result of an impairment analysis as of December 31, 2001. The value of the $14.0 million asset which has been recorded in 2002 is being amortized on a straight-line basis over the remaining portion of the five-year term of the April 2002 amended agreement. Amortization of assets related to AOL are reflected as a reduction of revenue in accordance with EITF 01-9.

     Under the August 2002 amendment, among other things, we revised the term of the agreement back to the original four-year term; eliminated the 34 and 46 month revenue targets and additional potential continuation payments; removed the requirement to pay AOL the remaining $12.0 million we owed under the April 2002 amendment and amended the percentage schedule by which we share in directory advertising revenue with AOL.

     In 2001 and the three and six months ended June 30, 2002, net revenue under our Directory Agreement represented a significant portion of our total net revenue. Net AOL revenue accounted for 20.5% and 27.0% of total net revenue in the three and six months ended June 30, 2002, respectively. We anticipate that AOL will represent a material portion our net revenue during the remainder of 2002 and will be a material component of our overall business.


RESULTS OF OPERATIONS

     Net revenue. Net revenue decreased $737,000, or 26.3%, to $2.1 million for the three-month period ended June 30, 2002, from $2.8 million for the comparable period in 2001. Net revenue increased $644,000, or 14.8%, to $5.0 million for the six-month period ended June 30, 2002, from $4.3 million for the comparable period in 2001. The decrease, for the three-month period ended June 30, 2002 consisted of decreases in both net merchant network revenue and national advertising revenue. The increase for the six months ended June 30, 2002 was due to an increase in net merchant network revenue, offset in part by a decrease in national advertising revenue.

     Net merchant network revenue decreased $178,000, or 9.2%, to $1.8 million in the three months ended June 30, 2002, as compared to $1.9 million in the comparable period in 2001. Net merchant network revenue increased $1.7 million, or 61.4%, to $4.4 million in the six months ended June 30, 2002, as compared to $2.7 million in the comparable period in 2001. The decrease in net merchant network revenue in the three months ended June 30, 2002 was due primarily to a decrease in engineering services and other services revenues, offset in part by an increase in merchant licensing revenues from our merchant network alliance partners and a reduction of amortization of AOL assets which has been offset against revenue. The increase in net merchant network revenue in the six months ended June 30, 2002 was due primarily to new licensing agreements with merchant network alliance partners, increased membership in our merchant network and revenue attributable to additional services offered to existing local merchants, offset in part by a decrease in engineering and other services revenue.

     National advertising and site sponsorship revenue decreased $559,000, or 64.8%, to $304,000 for the three months ended June 30, 2002, as compared to $863,000 in the comparable period in 2001. National advertising and site sponsorship revenue decreased $1.0 million, or 63.0%, to $602,000 for the six months ended June 30, 2002, as compared to $1.6 million in the comparable period in 2001. The decrease in national advertising and site sponsorship revenue for the three and six months ended June 30, 2002 resulted from a decrease in both the number of advertisers on the site, as well as the per impression fee charged to those customers. We attribute these decreases to a decline in demand for Internet advertising services as well as the overall state of the U.S. economy.

     Barter revenue, in which we received promotion in exchange for promotion on our Web site, was 12.9% and 10.9% of total net revenue for the three- and six-month periods ended June 30, 2001. There was no revenue from barter transactions in the three and six months ended June 30, 2002.

     Cost of revenue. Cost of revenue increased $273,000, or 32.5%, to $1.1 million, or 53.8% of net revenue, for the three months ended June 30, 2002, from $839,000, or 29.9% of net revenue, for the three months ended June 30, 2001. Cost of revenue increased $340,000, or 20.1%, to $2.0 million, or 40.7% of net revenue, for the six months ended June 30, 2002, from $1.7 million, or 38.9% of net revenue, for the six months ended June 30, 2001. The dollar increase for the three and six months ended June 30, 2002 was primarily the result of a shift in the mix of revenue to lower margin merchant network services as well as increases in depreciation associated with additional equipment necessary to support our Web site and those of our merchant network alliance partners, data communication expense and the cost of third-party data, offset in part by decreases in equipment related expenses incurred to support our local merchant network partners and third-party Web site creation and hosting expenses associated with our merchant services programs.

     Gross profit. Gross profit decreased $1.0 million, or 51.4%, to $1.0 million for the three months ended June 30, 2002 from $2.0 million for the corresponding period in 2001. Gross profit increased $304,000, or 11.5%, to $3.0 million for the six months ended June 30, 2002 from $2.7 million for the corresponding period in 2001. As a percentage of net revenue, gross profit for the three and six months ended June 30, 2002 decreased to 46.2% and 59.3% from 70.1% and 61.1% for the corresponding periods in 2001, respectively. The decreases in both gross profit dollars and percentage in the three months ended June 30, 2002 were primarily the result of a relatively fixed cost base being spread over lower net revenue, as well as a decrease in the gross profit margins on engineering and other services revenue. The decrease in gross profit dollars and percentage in the six months ended June 30, 2002 resulted primarily from an increase in net merchant network revenue related costs.

     Sales and marketing. Sales and marketing expense decreased $4.2 million, or 78.8%, to $1.1 million for the three months ended June 30, 2002 compared with $5.4 million for the corresponding period in 2001. Sales and marketing expense decreased $9.6 million, or 78.9%, to $2.6 million for the six months ended June 30, 2002 compared with $12.2 million for the corresponding period in 2001. The decrease for the three and six months ended June 30, 2002 was primarily related to the elimination of the non-cash advertising expense related to our former agreement with Viacom, which accounted for $1.2 million and $3.7 million of our sales and marketing expense during the three and six months ended June 30, 2001. The decrease for the three and six months ended June 30, 2002 was also attributable to a decrease in other corporate marketing programs expenses, a decrease in employee salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001 and a decrease in merchant program expenses. As a percentage of net revenue, sales and marketing expenses were 55.4% and 51.6% for the three and six months ended June 30, 2002 compared with 192.3% and 281.0% for the corresponding periods in 2001.

     Research and development. Research and development expense decreased $370,000, or 21.9%, to $1.3 million for the three months ended June 30, 2002 compared with $1.7 million for the corresponding period in 2001. Research and development expense decreased $178,000, or 5.9%, to $2.8 million for the six months ended June 30, 2002 compared with $3.0 million for the corresponding period in 2001. The decreases for the three and six months ended June 30, 2002 were primarily due to a decrease in employee salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001 and a decrease in outside consulting expenses. As a percentage of net revenue, research and development expenses were 63.7% and 56.6% for the three and six months ended June 30, 2002 compared with 60.1% and 69.1% for the corresponding periods in 2001.

     General and administrative. General and administrative expense decreased $307,000, or 29.8%, to $723,000 for the three months ended June 30, 2002 as compared to $1.0 million for the corresponding periods in 2001. General and administrative expense decreased $509,000, or 26.3%, to $1.4 million for the six months ended June 30, 2002 as compared to $1.9 million for the corresponding period in 2001. The decreases for the three and six months ended June 30, 2002 were primarily due to decreases in salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001 and a decrease in costs associated with leased facilities, offset in part by an increase in insurance expense. As a percentage of net revenue, general and administrative expenses were 35.0% and 28.7% for the three and six months ended June 30, 2002 compared with 36.7% and 44.6% for the corresponding periods in 2001.

     Amortization of goodwill, intangibles and other assets. After consideration of the impact of EITF 01-9, amortization of goodwill, intangibles and other assets was zero in the three and six months ended June 30, 2002, as compared to $212,000 and $457,000 for comparable periods in 2001. The decrease was due primarily to the absence in 2002 of amortization of goodwill resulting from our acquisition of Envenue and amortization expense associated with a software license, which were written off in December 2001.

     Other income (expense) net. Other income was $874,000 for the three months ended June 30, 2002 as compared to $877,000 for the corresponding period in 2001. Other income decreased $317,000, or 17.7%, to $1.5 million for the six months ended June 30, 2002 as compared to $1.8 million for the corresponding period in 2001. The decrease in other income in the six months ended June 30, 2002 was due primarily to a decrease in interest income earned as a result of reduced funds available for investment and a decline in interest rates, offset in part by a loss on disposal of fixed assets in 2001.

     Net loss. Our losses decreased $4.1 million, or 75.3%, to $1.4 million for the three months ended June 30, 2002, from $5.5 million for the corresponding period in 2001. Our losses decreased $10.8 million, or 81.8%, to $2.4 million for the six months ended June 30, 2002, from $13.2 million for the corresponding period in 2001. As of June 30, 2002, our accumulated deficit totaled $107.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had cash and cash equivalents totaling $35.0 million. We also had short and long-term investments valued at $17.6 million and restricted cash of $2.0 million. During the six months ended June 30, 2002, cash increased by $30.9 million, primarily due to net cash provided by investing activities of $34.9 million and net cash provided by financing activities of $651,000, offset in part by net cash used in operating activities of $4.7 million.

     Net cash used for operating activities for the six months ended June 30, 2002 was $4.7 million, primarily due to a net loss of $2.4 million, a payment of $2.0 million to AOL related to our Directory Agreement, a decrease in accounts payable of $1.4 million, a decrease in accrued expenses of $872,000 and a decrease in accrued restructuring of $914,000, offset in part by amortization of AOL assets of $2.0 million and depreciation and amortization of $1.1 million. Under our Directory Agreement, we paid $13.0 million to AOL at the signing of the directory agreement in December 2000 and $2.0 million upon the execution of the April 2002 amendment to that agreement. Under the April 2002 amendment, we previously had been required to make six additional quarterly payments of $2.0 million each, with the final payment due in October 2003. Under the August 2002 amendment to the Directory Agreement, the six additional quarterly payments were eliminated.

     Net cash provided by investing activities for the six months ended June 30, 2002 was $34.9 million. Investing activities for the period were primarily related to net proceeds from investments of $36.9 million, offset in part by an increase in restricted cash of $1.2 million and purchases of property and equipment of $803,000.

     Net cash provided by financing activities for the six months ended June 30, 2002 was $651,000, primarily due to the issuance of a note payable for $2.5 million related to the financing of equipment purchases and proceeds of $284,000 from the issuance of stock, offset in part by the purchase of $1.3 million in treasury stock, and the payment of a capital lease of $875,000. In February 2002, Viacom Inc. exercised its warrant to purchase 533,468 shares of our common stock pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of common stock. In March 2002, we repurchased the 386,302 shares of our common stock from Viacom at $3.25 per share. The repurchased shares are being held as treasury stock.

     In May 2002, we paid $794,000 to Fleet Capital Corporation to terminate our lease obligations with Fleet Capital Corporation through an early buy-out. In exchange for the amount paid, we assumed all right and title to the assets leased under the facility. Additionally, our requirement to maintain a compensating balance with Fleet National Bank ("Fleet") was eliminated.

     In June 2002, we entered into an equipment financing agreement with Silicon Valley Bank, under which we have the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30-month period. As of June 30, 2002, we had utilized $2.5 million of this facility. We may utilize the facility to fund additional equipment purchases of up to $1.5 million through March 31, 2003. The agreement also provides for a $1.0 million revolving line of credit. At June 30, 2002, we had no outstanding borrowings under the revolving line of credit.

     As a condition of the Agreement, we are required to maintain in deposit or investment accounts at Silicon Valley Bank not less than 95% of our cash, cash equivalents and marketable securities. Additionally, covenants in the agreement require us to maintain in deposit or in investment accounts with Silicon Valley Bank ("SVB") at least $20.0 million in unrestricted cash. As part of the transition to SVB, we liquidated $35.7 million in marketable securities previously held at Fleet for transfer to SVB. As a result of this liquidation, we recorded $402,000 in realized gains during the six months ended June 30, 2002. These amounts have been transfered to SVB. Of this $35.7 million liquidated, $31.7 million is currently held in an interest bearing money market fund.

     In November 2000, we acquired Envenue, a wireless provider of advanced searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002. We have not paid this amount, as we are in a contractual dispute with the previous owners of Envenue. In June 2002, we placed into escrow $2.0 million, which will be held in escrow until the contractual dispute has been resolved. We have recorded this amount as restricted cash.

     Since our inception through December 2001, we have significantly increased our operating expenses. While operating expenses have decreased in the three and six months ended June 30, 2002 when compared to the corresponding periods in 2001, we anticipate that our operating expenses and capital expenditures will continue to constitute a material use of our cash resources. For advertising, we previously relied on our non-cash CBS-related advertising, which is no longer available to us. We expect that we may need to incur advertising expense in future periods, which will require us to spend cash in order to continue to brand our name and increase traffic to our Web site. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are strategic or complementary to our business. We believe that the cash and marketable securities currently available will be sufficient to meet our anticipated cash requirements to fund operations for at least the next 12 months.

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


  CONCURRENT TRANSACTIONS

     We had advertising barter transactions totaling $361,000, or 12.9% of net revenues, and $476,000, or 10.9% of net revenues, for the three and six months ended June 30, 2001, in which we received promotion in exchange for promotion on our Web site. There were no revenues from barter transactions in the three and six months ended June 30, 2002. Revenue from advertising barter has been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. In accordance with Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions" (EITF 99-17"), barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. The Company had other concurrent transactions totaling $42,000 for the six months ended June 30, 2001, in which the Company received marketing assets in exchange for promotion on its Web site. Revenue from other concurrent transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. Accounting rules applicable to concurrent transactions continue to evolve. Any further changes to these accounting rules could affect the valuation of any future concurrent transactions.

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

                          RISKS RELATED TO OUR BUSINESS

  WE HAVE A HISTORY OF INCURRING NET LOSSES, WE EXPECT OUR NET LOSSES TO CONTINUE FOR THE NEXT SEVERAL QUARTERS AND WE MAY NEVER ACHIEVE PROFITABILITY

     We have incurred significant net losses in each fiscal quarter since our inception. From inception to June 30, 2002, we have incurred net losses totaling $107.2 million. As a result, we need to generate significant additional revenue to fund our operations. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

  IF THE DIRECTORY SERVICES AGREEMENT WE ENTERED INTO WITH AMERICA ONLINE, INC. ("AOL"), A SUBSIDIARY OF AOL TIME WARNER, INC., IS NOT SUCCESSFUL, IT COULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR RESULTS OF OPERATIONS

     The directory services agreement we entered into with AOL may not generate anticipated revenues or other benefits. Even though we have recently amended the agreement to resolve a payment schedule issue and extended its term, the agreement may still be prematurely terminated by breach or otherwise fail to be successful. Our revenue from AOL in recent quarters has been lower than anticipated, due to AOL's longer-than-expected transition to a third-party channel sales model in its directory advertising business, and it is possible that this and other factors may lead to revenue from AOL being lower than anticipated in future periods as well. Local merchants may not view the alliance as an effective advertising vehicle for their products and services. Even if the Directory Agreement is not successful, AOL may not have to return any of the consideration, including cash and stock, which we have paid to AOL, and we may have continuing contractual and other financial obligations to AOL under the agreement.

     In 2001 and the first six months of 2002, revenue derived from AOL represented a significant portion of our revenue. AOL accounted for 27.0% of total net revenue in the six months ended June 30, 2002. We anticipate that AOL will represent an even greater percentage of our net revenue during the remainder of 2002 and will be a material component of our overall business. The termination of our agreement with AOL or the failure of our agreement with AOL to generate these anticipated revenues would have a material adverse effect on our results of operations and financial condition.

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

     Factors that may cause our results of operations to fluctuate include:

     * the addition, loss or success of relationships with third parties that are our source of new merchants or that license our services for use on their own Web sites;
     * the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;
     * technical difficulties or failures affecting our systems or the Internet in general;
     * the cost of acquiring, and the availability of, content, including directory information and maps; and
     * the fact that our expenses are only partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short term.

     As a result of these or other factors, results in any future quarter may be below the expectations of securities analysts or investors. If so, the market price of our common stock may decline significantly.

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

  OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET

     On August 21, 2002, we announced that we had received a Nasdaq staff determination letter indicating that we do not comply with Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002. As a result of this non-compliance, our common stock is subject to delisting from the Nasdaq National Market. As permitted by Nasdaq rules, we have requested a hearing before the Nasdaq Listing Qualification Panel to review the staff determination of our non-compliance. Our request for a hearing stays the delisting process, pending the decision of the Nasdaq Listing Qualification Panel. Notwithstanding that our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, is now on file, there can be no assurance that our common stock will not be delisted from the Nasdaq National Market, as it was not filed within the time period required by the Securities and Exchange Commission. A delisting of our common stock from the Nasdaq National Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us, or at all.

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

     The success of our business depends on the quality of our services and that quality is substantially dependent on the accuracy of data we license from third parties. Any failure to maintain accurate data could impair the reputation of our brand and our services, reduce the volume of users attracted to our Web site, and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers.

  ePRESENCE'S MAJORITY OWNERSHIP INTEREST IN US WILL PERMIT ePRESENCE TO CONTROL MATTERS SUBMITTED FOR APPROVAL OF OUR STOCKHOLDERS, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL OR DEPRESS OUR STOCK PRICE

     As of June 30, 2002, ePresence beneficially owned approximately 53.2% of our common stock. Based upon this majority interest in us, ePresence is generally able to control all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Presently, three of the six members of our Board of Directors are officers or directors of ePresence. ePresence's control over us could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a more optimal return on investment. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us.

     ePresence may elect to sell all or a substantial portion of its capital stock to one or more third parties, in which case a third party with whom we have no prior relationship could exercise the same degree of control over us as ePresence presently does.

  WE RELY ON A SMALL NUMBER OF CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

     We derive a substantial portion of our net revenue from a small number customers. During the three and six months ended June 30, 2002, revenue derived from our top ten customers accounted for approximately 56% and 60% of our total net revenue, respectively. Additionally, revenue derived from AOL accounted for 27% of our total net revenue in the first six months of 2002. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

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

  OUR BUSINESS MAY SUFFER IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER OR FOUNDER

     Our future success depends to a significant extent on the continued services and effective working relationships of our senior management and other key personnel, including, but not limited to, Douglas Greenlaw, our Chief Executive Officer, and Dean Polnerow, our founder and President. Our business may suffer if we lose the services of Mr. Greenlaw, Mr. Polnerow or other key personnel.

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

                          RISKS RELATED TO THE INTERNET

  IF THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING DOES NOT BECOME FULLY ESTABLISHED, THE GROWTH OF OUR YELLOW PAGES, BANNER AND SITE SPONSORSHIP ADVERTISING REVENUE WILL SUFFER

     Our business model is heavily dependent upon increasing our sales of yellow pages advertising to local merchants. If use of Internet yellow pages by consumers does not increase, Internet yellow pages advertising will not become more attractive to merchants and our yellow pages advertising revenue growth will suffer.

     Similarly, if Internet banner and site sponsorship advertising fails to gain wide acceptance and to grow from year to year, our banner and site sponsorship revenue will be affected. Even though we anticipate that revenue from banner and site sponsorship advertisements will decline as a percentage of our future revenue, our future success still depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 33.1% and 57.2% of our net revenue from the sale of banner and site sponsorship advertisements during the years ended December 31, 2001 and 2000, and 14.7% and 12.1% of our net revenue in the three and six months ended June 30, 2002 , respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

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

     All the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

     On May 31, 2002 we were sued in the Superior Court of Suffolk County, Massachusetts by the former stockholders of Envenue, Inc., from whom we purchased all of the stock of Envenue in November 2000. The suit, styled Douglass J. Wilson et al v. Switchboard Incorporated et al, Civil Action No. 02-2370 BLS, alleges that we breached our agreement with the plaintiffs by failing to pay the purchase price of the Envenue stock when it became due on May 24, 2002. The complaint also alleges intentional interference with a contract, and asserts a claim for treble damages (i.e., the contract price of $2,000,000 multiplied by three) under Massachusetts General Laws chapter 93A. We believe that we had a contractual right to withhold the payment in dispute, and accordingly believe the plaintiffs' suit is without merit. Accordingly, we filed a motion to dismiss the suit on July 2, 2002. While it is too early to predict the outcome of the suit, we intend to mount a vigorous defense.

     On November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard's initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Greenlaw and Mr. Polnerow are officers of Switchboard, and Mr. Jewett is a former officer of Switchboard. The complaint is captioned Kristina Ly v. Switchboard Incorporated, et al., 01-CV-10595. The complaint alleges that the registration statement and final prospectus relating to Switchboard's initial public offering contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the initial public offering. The complaint seeks an unspecified amount of damages. An Amended Class Action Complaint was filed on April 20, 2002 ("Amended Complaint"). The Amended Complaint, captioned In re Switchboard, Inc. Initial Public Offering Securities Litigation, alleges violations of the federal securities laws in connection with the Company's initial public offering conducted on or about March 2, 2000, and the trading of the Company's common stock in the aftermarket from the date of the initial public offering through December 6, 2000. This class action lawsuit is similar to over 300 others filed recently against companies that went public between 1998 to 2000. Switchboard believes the claims against it and its officers, former officers and directors are without merit and intends to defend them vigorously.

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

     Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. Through June 30, 2002, we used approximately $20.7 million of the proceeds from the offering for working capital purposes, of which approximately $4.5 million was for the purchase of fixed assets. In December 2000 we paid $13.0 million of the proceeds to America Online, Inc. pursuant to the terms of our Directory and Local Advertising Platform Services Agreement entered into with America Online on that date. In April 2002, we paid America Online $2.0 million upon the execution of the Second Amendment to the Directory and Local Advertising Platform Services Agreement. In addition, in March 2002, we used $1.3 million of the proceeds for the purchase of 386,302 shares of our common stock from Viacom Inc. as treasury stock. As of June 30, 2002, we have invested the remaining net proceeds in interest-bearing, investment-grade securities.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 16, 2002, the Company held its 2002 Annual Meeting of Stockholders. At the meeting, the votes cast for each matter presented to the Company's stockholders were as follows:

1. Election of two Class II directors to serve for the ensuing three years and until their respective successors are elected and qualified.

                                         For           Withheld
                                      ----------       --------
    (i) Richard M. Spaulding          15,142,808       301,341
    (ii) David N. Strohm              15,356,326        87,823


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

  b.   Reports on Form 8-K.

     On July 3, 2002, Switchboard filed a Current Report on Form 8-K dated June 28, 2002, as amended on July 8, 2002, reporting under Item 4 (Changes in Registrant's Certifying Accountants) that on June 28, 2002 Switchboard had dismissed Arthur Andersen LLP and had engaged Ernst & Young LLP, as its independent accountants.

     On August 22, 2002, Switchboard filed a Current Report on Form 8-K dated August 21, 2002, reporting under Item 5 (Other Events) that it had issued a press release announcing that it had received a determination letter from Nasdaq notifying it that it is not in compliance with Nasdaq's continuing listing requirements.

     On August 22, 2002, Switchboard filed a Current Report on Form 8-K dated August 21, 2002, reporting under Item 5 (Other Events) that it had entered into a Third Amendment to the Directory and Local Advertising Platform Services Agreement between it and America Online, Inc. dated December 11, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SWITCHBOARD INCORPORATED


Date:    September 20, 2002             By: /s/ Robert P. Orlando
                                            ---------------------
                                            Robert P. Orlando
                                            Vice President and Chief
                                            Financial Officer
                                            (principal financial officer and
                                            principal accounting officer)

                                 CERTIFICATIONS

I, Douglas J. Greenlaw, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Switchboard
     Incorporated;

2. Based on my knowledge, this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q; and

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of Switchboard Incorporated as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

Date:  September 20, 2002                   /s/Douglas J. Greenlaw
                                            ----------------------
                                            Douglas J. Greenlaw
                                            Chief Executive Officer
                                            (principal executive officer)



I, Robert P. Orlando, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Switchboard
     Incorporated;

2. Based on my knowledge, this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q; and

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of Switchboard Incorporated as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

Date:  September 20, 2002                   /s/Robert P. Orlando
                                            ----------------------------
                                            Robert P. Orlando
                                            Vice President and Chief Financial
                                            Officer (principal financial
                                            officer)

                                  EXHIBIT INDEX

Exhibit No.          Description
10.1 Loan and Security Agreement between Silicon Valley Bank and Switchboard Incorporated dated May 31, 2002.
10.2 Negative Pledge Agreement between Silicon Valley Bank and Switchboard Incorporated dated May 31, 2002.
10.3 Security Agreement between Silicon Valley Bank and Switchboard Securities Corporation dated May 31, 2002.
10.4 Unconditional Guarantee between Silicon Valley Bank and Switchboard Securities Corporation dated May 31, 2002.
10.5+ Third Amendment dated August 21, 2002 to Directory and Local Advertising Platform Services Agreement between America Online, Inc. and Switchboard Incorporated dated December 11, 2000.


+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.