Form 10-Q
period 2002-09-30
SWITCHBOARD INC
filed 2002-11-14
CIK 1085223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _________________

                        Commission File Number: 000-28871


                            SWITCHBOARD INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                             04-3321134
           --------                             ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Class               Shares Outstanding as of October 31, 2002
          --------------               -----------------------------------------
Common Stock, par value $0.01 per share              18,840,928

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

                            SWITCHBOARD INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I - Financial Information

Item 1. - Financial Statements

Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001 (audited)........................  3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001
     (unaudited)........................................................................................................  4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (unaudited).................  5

Notes to Consolidated Financial Statements..............................................................................  6

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations........................ 11

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk................................................... 29

Item 4. -- Controls and Procedures...................................................................................... 30

PART II - Other Information

Item 1. -- Legal Proceedings............................................................................................ 30

Item 2. -- Changes in Securities and Use of Proceeds.................................................................... 31

Item 6. -- Exhibits and Reports on Form 8-K............................................................................. 31

Signatures.............................................................................................................. 32

Certifications.......................................................................................................... 33

                         PART I -- FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                       September 30, 2002     December 31, 2001
                                                                                       ------------------     -----------------
                                                                                              (unaudited)             (audited)
Assets:
Cash and cash equivalents                                                                        $ 36,057              $  4,212
Short-term marketable securities                                                                    6,917                36,547
Restricted cash                                                                                     2,036                   874
Accounts receivable, net of allowance of $380 and $500, respectively                                1,606                 1,635
Unbilled receivables                                                                                  115                   623
Other current assets                                                                                  643                   631
                                                                                                 --------              --------
     Total current assets                                                                          47,374                44,522

Long-term marketable securities                                                                     9,155                18,333
Property and equipment, net                                                                         2,219                 2,885
Other assets, net                                                                                       -                    95
                                                                                                 --------              --------

Total assets                                                                                     $ 58,748              $ 65,835
                                                                                                 ========              ========

Liabilities and stockholders' equity:
Accounts payable                                                                                     $776                $2,279
Accrued expenses                                                                                    1,850                 3,253
Deferred revenue                                                                                      356                   761
Payable related to acquisition                                                                      2,000                 2,000
Note payable, current portion                                                                       1,099                     -
Capital lease obligation, current portion                                                               -                   357
                                                                                                 --------              --------
     Total current liabilities                                                                      6,081                 8,650

Note payable, net of current portion                                                                1,399                     -
Capital lease obligation, net of current portion                                                        -                   518
                                                                                                 --------              --------
Total liabilities                                                                                   7,480                 9,168

Stockholders' equity:
Common stock, $0.01 par value per share; authorized 85,000,000 shares, issued
  18,840,928 shares as of September 30,
  2002 and 18,265,065 shares as of December 31, 2001                                                  192                   183
Treasury stock, at cost, 386,302 shares as of September 30, 2002 and none as
  of December 31, 2001                                                                             (1,255)                    -
Additional paid-in capital                                                                        162,436               160,681
Note receivable for issuance of restricted common stock                                            (1,502)                    -
Unearned compensation                                                                                (214)                 (334)
Accumulated other comprehensive income                                                                176                   923
Accumulated deficit                                                                              (108,565)             (104,786)
                                                                                                 --------              --------
     Total stockholders' equity                                                                    51,268                56,667
                                                                                                 --------              --------

Total liabilities and stockholders' equity                                                       $ 58,748              $ 65,835
                                                                                                 ========              ========


     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except per share data)

                                                    For the three months ended   For the nine months ended
                                                           September 30,                September 30,
                                                    --------------------------   -------------------------
                                                        2002          2001            2002          2001
                                                      -------       --------        -------       --------
                                                                   (restated)                    (restated)

   Revenue                                            $ 3,325       $  3,172        $10,362       $  9,540
   Consideration given to a customer                       49         (1,012)        (2,000)        (3,036)
                                                      -------       --------        -------       --------
        Net revenue                                     3,374          2,160          8,362          6,504

   Cost of revenue                                        951            853          2,981          2,543
                                                      -------       --------        -------       --------

   Gross profit                                         2,423          1,307          5,381          3,961

   Operating expenses:
   Sales and marketing                                  1,127         10,033          3,699         22,238
   Research and development                             1,378          1,797          4,200          4,797
   General and administrative                           1,606          1,154          3,036          3,093
   Amortization of goodwill and intangibles                 -            173              -            630
                                                      -------       --------        -------       --------
        Total operating expenses                        4,111         13,157         10,935         30,758
                                                      -------       --------        -------       --------

   Loss from operations                                (1,688)       (11,850)        (5,554)       (26,797)

   Other income (expense):
   Interest income, net                                   306            785          1,775          2,744
   Loss on disposal of fixed assets                         -              -              -           (173)
                                                      -------       --------        -------       --------
        Total other income (expense)                      306            785          1,775          2,571
                                                      -------       --------        -------       --------

   Net loss                                           $(1,382)      $(11,065)       $(3,779)      $(24,226)
                                                      =======       ========        =======       ========

   Basic and diluted net loss per share                $(0.07)        $(0.44)        $(0.20)        $(0.97)
                                                       =======        =======        ======        =======

   Shares used in computing basic and
        Diluted net loss per share                     18,525         24,980         18,506         24,953


     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                        Nine months ended September,
                                                                                        ----------------------------
                                                                                             2002           2001
                                                                                           -------        --------
                                                                                                          (restated)
Cash flows from operating activities:
Net loss                                                                                   $(3,779)       $(24,226)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         1,173           2,000
       Amortization of unearned compensation                                                   120              54
       Loss on disposal of property and equipment                                                -             173
       Non-cash interest income                                                                (53)              -
       Gain on sales of marketable securities                                                 (431)              -
       Non-cash advertising and promotion expense                                                -           9,377
       Other-than-temporary unrealized loss on available for sale investments                    6               -
       Amortization of AOL assets                                                            2,000           3,036

     Changes in operating assets and liabilities:
       Accounts receivable                                                                      29           3,884
       Unbilled receivables                                                                    508             369
       Other current assets                                                                    (12)         (5,062)
       Other assets                                                                             95           2,138
       Accounts payable                                                                     (1,504)            865
       Accrued expenses                                                                       (167)           (297)
       Payable related to directory agreement                                               (2,000)              -
       Accrued restructuring                                                                  (927)              -
       Deferred revenue                                                                       (405)           (445)
                                                                                           -------        --------
          Net cash used in operating activities                                             (5,347)         (8,134)

Cash flows from investing activities:
    Purchases of property and equipment                                                       (815)         (2,077)
    Increase in restricted cash                                                             (1,162)           (959)
    Proceeds from (purchases of) investments                                                38,485          (2,920)
                                                                                           -------        --------
         Net cash provided by (used in) investing activities                                36,508          (5,956)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                               316             138
     Purchase of treasury stock                                                             (1,255)              -
     Proceeds from sale leaseback arrangement                                                    -           1,101
     Proceeds from issuance of note payable                                                  2,747               -
     Payments on capital leases and notes payable                                           (1,124)           (113)
                                                                                           -------        --------
         Net cash provided by financing activities                                             684           1,126

Net increase (decrease) in cash and cash equivalents                                        31,845         (12,964)

Cash and cash equivalents at beginning of period                                             4,212          18,772
                                                                                           -------        --------
Cash and cash equivalents at end of period                                                 $36,057        $  5,808
                                                                                           =======        ========

Supplemental statement of non-cash financing activity:
   Note receivable from officer for issuance of common stock                                $1,499               -

     The accompanying notes are an integral part of these consolidated financial statements.

                            SWITCHBOARD INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. NATURE OF BUSINESS

     Switchboard Incorporated, a Delaware corporation (the "Company"), commenced operations in February 1996. From the Company's inception (February 19, 1996) until March 7, 2000, the Company was a unit and later a subsidiary of ePresence, Inc. (formerly Banyan Worldwide, "ePresence"). As of September 30, 2002, ePresence beneficially owned approximately 52.0% of the Company's common stock. The Company is a provider of Web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. The Company offers a broad range of functions, content and services, including yellow and white pages, product searching, location based searching and interactive maps and driving directions. The Company's Web site, Switchboard.com, is a showcase for the Company's technology and breadth of directory product offerings, and is a resource for consumers and businesses alike. The Company offers its users local information about people and businesses across the United States. The Company operates in one business segment as a provider of Web-hosted directory technologies and customized yellow pages platforms.

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

     The Company has also experienced substantial net losses since its inception and, as of September 30, 2002, had an accumulated deficit of $108.6 million. Such losses and accumulated deficit resulted from the Company's lack of substantial revenue and significantly increased costs incurred in the development of the Company's products and services and in the preliminary establishment of the Company's infrastructure. The Company expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. The Company believes that the funds currently available would be sufficient to fund operations through at least the next 12 months.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of future financial results. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

     Investors should read these interim consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on September 19, 2002.

3. ADOPTION OF EITF 01-9

     Effective January 2002, the Company adopted Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which became effective for fiscal years beginning after December 15, 2001. The Company has concluded that EITF 01-9 is applicable to the accounting for its directory and local advertising platform services agreement with AOL ("Directory Agreement"). The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, the Company has decreased its merchant network revenue by $433,000 and $1.0 million for the three months ended September 30, 2002 and 2001 and $2.5 million and $3.0 million for the nine months ended September 30, 2002 and 2001, respectively, and reduced its operating expenses by a corresponding amount in the three and nine months ended September 30, 2002 and 2001, respectively. Offsetting amortization of consideration given to AOL in the three and nine months ended September 30, 2002 is an adjustment to year-to-date amortization of $482,000 as a result of the execution in August 2002 of the third amendment to the Directory Agreement (See
Note 12). The adoption of EITF 01-9 had no effect on net income or the Company's capital resources. The following table illustrates the effect of the application of EITF 01-9:

                                                 Three months ended September 30,     Nine months ended September 30,
                                                 --------------------------------     -------------------------------
                                                     2002                 2001            2002                2001
                                                     ----                 ----            ----                ----
                                                                      (restated)                           (restated)
Gross revenue                                      $3,325               $3,172          $10,362              $9,540
  Less: Amortization of consideration
           given to AOL(a)                             49               (1,012)          (2,000)             (3,036)
                                                       --              -------          -------              ------
Net revenue                                        $3,374               $2,160           $8,362              $6,504
                                                   ======               ======           ======              ======

Operating expenses                                 $4,062              $14,169          $12,935             $33,794
  Less: Amortization of consideration
           given to AOL                                49              (1,012)           (2,000)             (3,036)
                                                       --              -------          -------             -------
Net operating expenses                             $4,111              $13,157          $10,935             $30,758
                                                   ======              =======          =======             =======

(a) Amortization of consideration given to AOL exceeded revenue derived from AOL by $279,000 and $765,000 in the three and nine months ended September 30, 2001.

4. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding less any restricted shares. Diluted net loss per share does not differ from basic net loss per share, since potential common shares from conversion of preferred stock, stock options, warrants and restricted stock are antidilutive for all periods presented and are therefore excluded from the calculation. As of September 30, 2002 and 2001, options to purchase 3,578,256 and 4,550,480 shares of common stock, preferred stock convertible into none and one share of common stock, warrants to purchase 918,468 and 1,451,937 shares of common stock, and 300,000 and 746,260 shares of restricted stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

5. CONCURRENT TRANSACTIONS

     There were no revenues from barter transactions, in the three and nine months ended September 30, 2002, in which the Company received promotion in exchange for promotion on its Web site. The Company had advertising barter transactions totaling $180,000 and $656,000, or 8.3% and 10.1% of net revenues, for the three- and nine-month periods ended September 30, 2001, respectively. Revenue from advertising barter has been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. In accordance with Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions" (EITF 99-17"), barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. The Company had other concurrent transactions totaling $42,000 for the nine months ended September 30, 2001, in which the Company received marketing assets in exchange for promotion on its Web site. There were no revenues from other concurrent transactions in the three and nine months ended September 30, 2002. Revenue from other concurrent transactions is recorded at the fair value of the goods or services provided or received, whichever is more readily determinable.

6. COMPREHENSIVE LOSS

     Other comprehensive loss includes unrealized gains or losses on the Company's available-for-sale investments.

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                    2002              2001
                                                                    ----              ----
                                                                                  (restated)
                                                                   (unaudited, in thousands)

Net loss                                                          $(3,779)         $(24,226)
Other comprehensive (loss) income:
      Unrealized (loss) gain on investment                           (747)               734
                                                                     -----               ---
Comprehensive loss                                                $(4,526)         $(23,492)
                                                                  ========         =========

     Of the $747,000 change in other comprehensive loss in the nine months ended September 30, 2002, $402,000 results from realized gains resulting from the Company's liquidation of certain marketable securities as part of its transition of its banking relationship from Fleet National Bank to Silicon Valley Bank. Such realized gains have been included in interest income in the accompanying statement of operations.

7. ADVERTISING EXPENSE

     Advertising costs are expensed as incurred. For the three and nine months ended September 30, 2001, advertising expenses totaled $7.3 million and $14.8 million, of which $5.6 million and $9.4 million was related to non-cash advertising received from Viacom Inc. ("CBS non-cash advertising"), respectively. The Company's advertising expense in the three and nine months ended September 30, 2002 was $7,000 and $34,000, respectively, none of which was related to CBS non-cash advertising.

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

     In May 2002, the Company paid $794,000 to FCC to terminate its lease obligations with FCC through an early buy-out. The $794,000 was comprised of $764,000 in outstanding principal under the lease and $30,000 in expenses associated with the early termination. In exchange for the amount paid, the Company assumed all right and title to the assets leased under the facility. Additionally, the Company's requirement to maintain a compensating balance with FNB was eliminated.

9. NOTES PAYABLE AND LINE OF CREDIT

     In June 2002, the Company entered into a loan and security agreement (the "Agreement") with Silicon Valley Bank ("SVB"), under which the Company has the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30 month period. As of September 30, 2002, the Company had utilized $2.7 million of this facility. The Company may utilize the facility to fund additional equipment purchases of up to $1.3 million through March 31, 2003. The agreement also provides for a $1.0 million revolving line of credit at an interest rate equal to prime. At September 30, 2002, the Company had no outstanding borrowings under the revolving line of credit. The Company has recorded a note payable to SVB on its balance sheet totaling $2.5 million for equipment financed as of September 30, 2002, of which $1.1 million is classified as a current liability.

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

10. PAYABLE RELATED TO ACQUISITION

     In November 2000, the Company acquired Envenue, Inc. ("Envenue"), a wireless provider of advanced searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002, which the Company has classified as a payable related to acquisition within current liabilities. As of September 30, 2002, the Company had not paid this amount, as it is in a contractual dispute with the previous owners of Envenue. In June 2002, the Company placed into escrow $2.0 million, which will be held in escrow until the contractual dispute has been resolved. The Company has recorded this amount as restricted cash. Subsequently, in October 2002, the Company paid $400,000, plus interest, representing a portion of the purchase price, to the former owners of Envenue. The remaining $1.6 million remains in dispute. Additionally, an earnout payment of up to $2.0 million was contingent upon meeting certain performance criteria on or before May 24, 2002. These performance criteria were not met, and no liability for this amount has been recorded.

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

12. AMERICA ONLINE, INC.

     In December 2000, the Company entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, in April 2002 and again in August 2002, certain terms of the agreement were amended. Under the four-year term of the amended Directory Agreement, the Company shares with AOL specified directory advertisement revenue. In general, the Company receives a majority of the first $12.0 million of such directory advertisement revenue and a lesser share of any additional directory advertisement revenue pursuant to the August 2002 amendment. The Company paid AOL and recorded an asset of $13.0 million at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties ("AOL Roll-In") in January 2002, the Company recorded a second asset and a liability related to future payments of $13.0 million. In April 2002, the Company established an additional asset and liability of $1.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, the Company was scheduled to make six additional quarterly payments of $2.0 million each, replacing the $13.0 million originally owed upon the AOL Roll-In. The August 2002 amendment, among other things, eliminated the $12.0 million in remaining additional payments established in the April 2002 amendment. AOL committed to pay the Company at least $2.0 million in consulting or service fees under a payment schedule which ended in September 2002, of which AOL has paid all $2.0 million and the Company has delivered all $2.0 million in services to AOL as of September 30, 2002. In addition, the Company is required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. Any engineering services provided by the Company in excess of 300 hours per month are charged to AOL on a time and materials basis. The August 2002 amended Directory Agreement has an initial term of four years, and is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) the Company being acquired by one of certain third parties, or (b) AOL acquiring one of certain third parties and AOL pays the Company a termination fee of $25.0 million.

     In connection with entering into the Directory Agreement, in December 2000 the Company issued to AOL 746,260 shares of its common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002, and agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If the Company renews the Directory Agreement with AOL for at least an additional four years after the initial term, it agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     The value of the $13.0 million paid and stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 2001, the remaining unamortized amounts were written down to zero as a result of an impairment analysis as of December 31, 2001. In 2002, the Company recorded amortization based upon the remaining net book value of its AOL Assets subject to each amendment to the agreement on a straight-line basis over the remaining term of the amended agreement. As a result of the elimination in the August 2002 amendment of the remaining $12.0 million owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in the three months ended September 30, 2002, offsetting amortization recorded in the period. Throughout the remaining initial term of the amended agreement, the Company will no longer record amortization of consideration given to a AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with EITF 01-9.

     Revenue recognized from AOL, net of amortization of consideration given to AOL, was 52.6% and 37.2% of net revenue for the three and nine months ended September 30, 2002, respectively. Revenue from AOL, net of amortization of consideration given to AOL, was (12.9)% and (11.8)% of net revenue, for the three and nine months ended September 30, 2001, respectively. Net amounts due from AOL included in accounts receivable at September 30, 2002 and December 31, 2001 were $1.0 million and $774,000, respectively. Unbilled receivables related to AOL at September 30, 2002 and December 31, 2001 were none and $618,000, respectively.

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

     Of the total $1.7 million charge, the Company currently estimates that $1.4 million is cash related. As of September 30, 2002, $1.1 million was expended. The Company has recorded a remaining liability of $306,000 on its balance sheet as of September 30, 2002. This remaining liability relates primarily to a default contingency related to a sublease of a leased facility.

14. NOTE RECEIVABLE FOR THE ISSUANCE OF RESTRICTED COMMON STOCK

     In January 2002, the Company recorded a note receivable from its Chief Executive Officer, who is also a member of its Board of Directors, for approximately $1.5 million arising from the issuance of 450,000 shares of its common stock as restricted stock to that individual. As of September 30, 2002, 300,000 of such shares were unvested and restricted from transfer. The note bears interest at a rate of 4.875%, which is deemed to be fair market value, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the restricted shares by the issuer of the note, or January 4, 2008. At September 30, 2002, the Company recorded $1.5 million as a note receivable within stockholders' equity. During the three and nine month period ended September 30, 2002, the Company recorded $18,000 and $53,000 in interest income resulting from this note receivable.


ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

     You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock" commencing on page 20, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. See "Forward-Looking Statements."

OVERVIEW

     Beginning in February 1996 when we commenced operations, we derived our revenue principally from the sale of banner and site sponsorship advertising. We now primarily derive revenue from our merchant network, which includes revenue which we previously classified as merchant services and syndication and licensing.

     Net merchant network revenue includes revenue from various licensing agreements with our merchant network alliance partners. These agreements involve: engineering work to develop a Web-hosted platform for our alliance partners which looks and feels like the alliance partner's own Web site and includes our searching functionality; a license fee based upon the size and complexity of the platform we create for the alliance partner; and a per-merchant fee per month based upon the number of merchants they promote in the platform. Net merchant network revenue also includes revenue from activities in which we run trademark and display ads in the Switchboard.com yellow pages directory, build and host Web sites for local merchants and send related direct electronic mail-based promotions. In addition, included as an offset to revenue is consideration given to customers, for which the benefits of such consideration are not separately identifiable from the revenue obtained from those customers. During the three months ended September 30, 2002, approximately 88.4% of our net revenue was derived from our local merchant network.

     We also generate revenue from the sale of national advertising and site sponsorship revenue on white and yellow pages, as well as maps pages, across both Switchboard.com and the Switchboard partner network. Such revenue is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During the three months ended September 30, 2002, approximately 11.6% of our net revenue was derived from the sale of national advertising and site sponsorships.

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

     Our sales and marketing expense consists primarily of employee salaries and benefits, costs associated with channel marketing programs, collateral production expenses, promotional advertising, third-party commission costs, advertising and creative production expenses, public relations, market research, provision for bad debts and a pro rata share of occupancy and information system expenses. A significant portion of our Web site promotion costs have resulted from non-cash advertising expenses attributable to advertising provided to us by Viacom Inc. under an advertising and promotion agreement with Viacom. In October 2001, we restructured our relationship with Viacom, under which, among other things, we terminated our right to the placement of advertising on Viacom's CBS properties with a net present value of approximately $44.5 million in exchange for, primarily, the reconveyance by Viacom to us of approximately 7.5 million shares of our capital stock and the cancellation of warrants held by Viacom to purchase 533,469 shares of our common stock. As a result of that restructuring, we anticipate sales and marketing expenses to decrease in both absolute dollars and as a percentage of net revenue in 2002 when compared to the comparable period in 2001.

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

     We have experienced substantial net losses since our inception. As of September 30, 2002, we had an accumulated deficit of $108.6 million. These net losses and accumulated deficit resulted from our lack of substantial revenue and the significant costs incurred in the development of our Web site and the establishment of our corporate infrastructure and organization. To date, we have made no provision for income taxes.

ADOPTION OF EITF 01-9

     Effective January 2002, we adopted Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which became effective for fiscal years beginning after December 15, 2001. We have concluded that EITF 01-9 is applicable to the accounting for our directory and local advertising platform services agreement with AOL ("Directory Agreement"). The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, we have decreased our merchant network revenue by $433,000 and $1.0 million for the three months ended September 30, 2002 and 2001 and $2.5 million and $3.0 million for the nine months ended September 30, 2002 and 2001, respectively, and reduced our operating expenses by a corresponding amount in the three and nine months ended September 30, 2002 and 2001, respectively. Offsetting amortization of consideration given to AOL in the three and nine months ended September 30, 2002 is an adjustment to amortization of $482,000 as a result of the execution in August 2002 of the third amendment to the Directory Agreement. The adoption of EITF 01-9 had no effect on net income or our capital resources. The following table illustrates the effect of the application of EITF 01-9:

                                                 Three months ended September 30,     Nine months ended September 30,
                                                 --------------------------------     -------------------------------
                                                     2002                 2001            2002                2001
                                                     ----                 ----            ----                ----
                                                                      (restated)                           (restated)
Gross revenue                                      $3,325               $3,172          $10,362              $9,540
  Less: Amortization of consideration
           given to AOL(a)                             49               (1,012)          (2,000)             (3,036)
                                                       --              -------          -------              ------
Net revenue                                        $3,374               $2,160           $8,362              $6,504
                                                   ======               ======           ======              ======

Operating expenses                                 $4,062              $14,169          $12,935             $33,794
  Less: Amortization of consideration
           given to AOL                                49              (1,012)           (2,000)             (3,036)
                                                       --              -------          -------             -------
Net operating expenses                             $4,111              $13,157          $10,935             $30,758
                                                   ======              =======          =======             =======

(a) Amortization of consideration given to AOL exceeded revenue derived from AOL by $279,000 and $765,000 in the three and nine months ended September 30, 2001.

SIGNIFICANT RELATIONSHIP

     In December 2000, we entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, in April 2002 and again in August 2002, certain terms of the agreement were amended. Under the four-year term of the amended Directory Agreement, we share with AOL specified directory advertisement revenue. In general, we receive a majority of the first $12.0 million of such directory advertisement revenue and a lesser share of any additional directory advertisement revenue pursuant to the August 2002 amendment. We paid AOL and recorded an asset of $13.0 million at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties ("AOL Roll-In") in January 2002, we recorded a second asset and a liability of $13.0 million. In April 2002, we established an additional asset and liability of $1.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, we were scheduled to make six additional quarterly payments of $2.0 million each, replacing the $13.0 million originally owed upon the AOL Roll-In. The August 2002 amendment, among other things, eliminated the $12.0 million in remaining additional payments established in the April 2002 amendment. AOL committed to pay us at least $2.0 million in consulting or service fees under a payment schedule which ended in September 2002, of which AOL has paid all $2.0 million and we have delivered all $2.0 million in services to AOL as of September 30, 2002. In addition, we are required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. Any engineering services provided by us in excess of 300 hours per month are charged to AOL on a time and materials basis. The Directory Agreement as amended in August 2002 has an initial term of four years, and is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) we are acquired by one of certain third parties, or (b) AOL acquires one of certain third parties and AOL pays us a termination fee of $25.0 million.

     In connection with entering into the Directory Agreement, in December 2000 we issued to AOL 746,260 shares of our common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002, and agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Under the Directory Agreement as amended in April 2002, the requirement to issue additional shares upon the two and three-year continuations was eliminated. If we renew the Directory Agreement with AOL for at least an additional four years after the initial term, we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     The value of the $13.0 million paid and stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 2001, the remaining unamortized amounts were written down to zero as a result of an impairment analysis as of December 31, 2001. In 2002, we recorded amortization based upon the remaining net book value of our AOL Assets subject to each amendment to the agreement on a straight-line basis over the remaining term of the amended agreement. As a result of the elimination in the August 2002 amendment of the remaining $12.0 million owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in the three months ended September 30, 2002, offsetting amortization recorded in the period. Throughout the remaining initial term of the amended agreement, we will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with EITF 01-9.

     Revenue recognized from AOL, net of amortization of consideration given to AOL, was 52.6% and 37.2% of net revenue for the three and nine months ended September 30, 2002, respectively. Revenue from AOL, net of amortization of consideration given to AOL, was (12.9)% and (11.8)% of net revenue, for the three and nine months ended September 30, 2001, respectively. Net amounts due from AOL included in accounts receivable at September 30, 2002 and December 31, 2001 were $1.0 million and $774,000, respectively. Unbilled receivables related to AOL at September 30, 2002 and December 31, 2001 were none and $618,000, respectively.

RESULTS OF OPERATIONS

     Net revenue. Net revenue increased $1.2 million, or 56.2%, to $3.4 million for the three-month period ended September 30, 2002, from $2.2 million for the comparable period in 2001. Net revenue increased $1.9 million, or 28.6%, to $8.4 million for the nine-month period ended September 30, 2002, from $6.5 million for the comparable period in 2001. The increase for both the three- and nine-month periods ended September 30, 2002 were due to an increase in net merchant network revenue, offset in part by a decrease in national advertising revenue.

     Net merchant network revenue increased $1.6 million, or 109.9%, to $3.0 million in the three months ended September 30, 2002, as compared to $1.4 million in the comparable period in 2001. Net merchant network revenue increased $3.2 million, or 78.1%, to $7.4 million in the nine months ended September 30, 2002, as compared to $4.1 million in the comparable period in 2001. The increase for the three months ended September 30, 2002 was primarily due to the elimination of amortization of consideration given to a customer as a result of the August 2002 amendment to the Directory Agreement with AOL, an increase in merchant licensing revenues from our merchant network alliance partners and an increase in engineering and other services revenue. The increase for the nine months ended September 30, 2002 was primarily due to a decrease in amortization of consideration given to a customer as a result of the August 2002 amendment to the Directory Agreement, new licensing agreements with merchant network alliance partners, increased membership in our merchant network and revenue attributable to additional services offered to existing local merchants, offset in part by a decrease in engineering and other services revenue.

     National advertising and site sponsorship revenue decreased $348,000, or 47.1%, to $391,000 for the three months ended September 30, 2002, as compared to $739,000 in the comparable period in 2001. National advertising and site sponsorship revenue decreased $1.4 million, or 58.0%, to $1.0 million for the nine months ended September 30, 2002, as compared to $2.4 million in the comparable period in 2001. The decrease in national advertising and site sponsorship revenue for the three and nine months ended September 30, 2002 resulted from a decrease in both the number of advertisers on the site, as well as the per impression fee charged to those customers. We attribute these decreases to a decline in demand for Internet advertising services as well as the overall state of the U.S. economy.

     There was no revenue from barter transactions, in which we receive promotion in exchange for promotion in exchange for promotion on our Web site, in the three and nine months ended September 30, 2002. Barter revenue was 8.3% and 10.1% of total net revenue for the three- and nine-month periods ended September 30, 2001.

     Cost of revenue. Cost of revenue increased $98,000, or 11.5%, to $1.0 million, or 28.2% of net revenue, for the three months ended September 30, 2002, compared to $853,000, or 39.5% of net revenue, for the three months ended September 30, 2001. Cost of revenue increased $438,000, or 17.2%, to $3.0 million, or 35.6% of net revenue, for the nine months ended September 30, 2002, compared to $2.5 million, or 39.1% of net revenue, for the nine months ended September 30, 2001. The dollar increase for the three months ended September 30, 2002 was primarily the result of increases in depreciation associated with additional equipment necessary to support our Web site and those of our merchant network alliance partners and the cost of third-party data, as well as an increase in revenue from lower margin merchant network services, offset in part by a decrease in third-party Web site creation and hosting expenses associated with our merchant services programs. The dollar increase for the nine months ended September 30, 2002 was primarily the result of lower margin merchant network services performed in the three months ended June 30, 2002, as well as increases in depreciation associated with additional equipment necessary to support our Web site and those of our merchant network alliance partners and the cost of third-party data, offset in part by decreases in third-party Web site creation and hosting expenses associated with our merchant services programs and equipment related expenses incurred to support our local merchant network partners.

     Gross profit. Gross profit increased $1.1 million, or 85.4%, to $2.4 million for the three months ended September 30, 2002 compared to $1.3 million for the corresponding period in 2001. Gross profit increased $1.4 million, or 35.8%, to $5.4 million for the nine months ended September 30, 2002 compared to

$4.0 million for the corresponding period in 2001. As a percentage of net revenue, gross profit for the three and nine months ended September 30, 2002 increased to 71.8% and 64.4% from 60.5% and 60.9% for the corresponding periods in 2001, respectively. The increases in both gross profit dollars and percentage in the three and nine months ended September 30, 2002 were primarily the result of a relatively fixed cost base being spread over higher net revenue.

     Sales and marketing. Sales and marketing expense decreased $8.9 million, or 88.8%, to $1.1 million for the three months ended September 30, 2002 compared with $10.0 million for the corresponding period in 2001. Sales and marketing expense decreased $18.5 million, or 83.4%, to $3.7 million for the nine months ended September 30, 2002 compared with $22.2 million for the corresponding period in 2001. The decrease for the three and nine months ended September 30, 2002 was primarily related to the elimination of the non-cash advertising expense related to our former agreement with Viacom, which accounted for $5.6 million and $9.4 million of our sales and marketing expense during the three and nine months ended September 30, 2001. The decrease for the three and nine months ended September 30, 2002 was also attributable to decreases in other corporate marketing programs expenses, employee salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001, merchant program expenses and provision for doubtful accounts. As a percentage of net revenue, sales and marketing expenses were 33.4% and 44.2% for the three and nine months ended September 30, 2002 compared with 464.5% and 341.9% for the corresponding periods in 2001.

     Research and development. Research and development expense decreased $419,000, or 23.3%, to $1.4 million for the three months ended September 30, 2002 compared with $1.8 million for the corresponding period in 2001. Research and development expense decreased $597,000, or 12.4%, to $4.2 million for the nine months ended September 30, 2002 compared with $4.8 million for the corresponding period in 2001. The decrease for the three months ended September 30, 2002 was due primarily to decreases in outside consulting expenses and costs associated with leased facilities and an increase in billable engineering efforts for which employee salaries and benefits associated therewith, that would otherwise be performing research and development activities, were reclassified as a component of cost of revenue. The decrease in the nine months ended September 30, 2002 was primarily due to decreases in outside consulting expenses, costs associated with leased facilities and recruiting activities. As a percentage of net revenue, research and development expenses were 40.8% and 50.2% for the three and nine months ended September 30, 2002 compared with 83.2% and 73.8% for the corresponding periods in 2001.

     General and administrative. General and administrative expense increased $452,000, or 39.2%, to $1.6 million for the three months ended September 30, 2002 as compared to $1.2 million for the corresponding period in 2001. General and administrative expense decreased $57,000, or 1.8%, to $3.0 million for the nine months ended September 30, 2002 as compared to $3.1 million for the corresponding period in 2001. The increase for the three months ended September 30, 2002 was primarily due to expenses for professional services incurred as a result of amendments to our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and the restatement of the financial statements included therein, offset in part by a decrease in salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001 and a decrease in costs associated with leased facilities. The decrease for the nine months ended September 30, 2002 was primarily due to a decrease in salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001 and a decrease in costs associated with leased facilities, offset in part by professional services incurred as a result of the aforementioned restatements and an increase in insurance expense. As a percentage of net revenue, general and administrative expenses were 47.6% and 36.3% for the three and nine months ended September 30, 2002 compared with 53.4% and 47.6% for the corresponding periods in 2001.

     Amortization of goodwill, intangibles and other assets. After consideration of the impact of EITF 01-9, amortization of goodwill, intangibles and other assets was zero in the three and nine months ended September 30, 2002, as compared to $173,000 and $630,000 for comparable periods in 2001. The decrease was due primarily to the absence in 2002 of amortization of goodwill resulting from our acquisition of Envenue and amortization expense associated with a software license, which were written off in December 2001.

     Other income (expense) net. Other income decreased $479,000, or 61.0%, to $306,000 for the three months ended September 30, 2002 as compared to $785,000 for the corresponding period in 2001. Other income decreased $796,000, or 31.0%, to $1.8 million for the nine months ended September 30, 2002 as compared to $2.6 million for the corresponding period in 2001. The decrease in other income in the three months ended September 30, 2002 was due primarily to a decrease in interest income as a result of reduced funds available for investment and a decline in interest rates. The decrease in other income in the nine months ended September 30, 2002 was due primarily to a decrease in interest income earned as a result of reduced funds available for investment and a decline in interest rates, offset in part by a loss on disposal of fixed assets in 2001.

     Net loss. Our losses decreased $9.7 million, or 87.5%, to $1.4 million for the three months ended September 30, 2002, from $11.1 million for the corresponding period in 2001. Our losses decreased $20.4 million, or 84.4%, to $3.8 million for the nine months ended September 30, 2002, from $24.2 million for the corresponding period in 2001. As of September 30, 2002, our accumulated deficit totaled $108.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had cash and cash equivalents totaling $36.1 million. We also had short and long-term investments valued at $16.1 million and restricted cash of $2.0 million. During the nine months ended September 30, 2002, cash and cash equivalents increased by $31.8 million, primarily due to net cash provided by investing activities of $36.5 million and net cash provided by financing activities of $684,000, offset in part by net cash used in operating activities of $5.3 million.

     Net cash used for operating activities for the nine months ended September 30, 2002 was $5.3 million, primarily due to a net loss of $3.8 million, a payment of $2.0 million to AOL related to our Directory Agreement, a decrease in accounts payable of $1.5 million and a decrease in accrued restructuring of $927,000, offset in part by amortization of AOL assets of $2.0 million and depreciation and amortization of $1.2 million. Under our Directory Agreement with AOL, we paid $13.0 million to AOL at the signing of the Directory Agreement in December 2000 and $2.0 million upon the execution of the April 2002 amendment to that agreement. Under the August 2002 amendment to the Directory Agreement, our requirement to make additional payments to AOL was eliminated.

     Net cash provided by investing activities for the nine months ended September 30, 2002 was $36.5 million. Investing activities for the period were primarily related to net proceeds from investments of $38.5 million, offset in part by an increase in restricted cash of $1.2 million and purchases of property and equipment of $815,000.

     Net cash provided by financing activities for the nine months ended September 30, 2002 was $684,000, primarily due to the issuance of a note payable for $2.7 million related to the financing of equipment purchases and proceeds of $316,000 from the issuance of stock, offset in part by the purchase of $1.3 million in treasury stock, and the payment of a capital lease and payments on notes payable of $1.1 million. In February 2002, Viacom Inc. exercised its warrant to purchase 533,468 shares of our common stock pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of common stock. In March 2002, we repurchased the 386,302 shares of our common stock from Viacom at $3.25 per share. The repurchased shares are being held as treasury stock.

     In May 2002, we paid $794,000 to Fleet Capital Corporation to terminate our lease obligations with Fleet Capital Corporation through an early buy-out. In exchange for the amount paid, we assumed all right and title to the assets leased under the facility. Additionally, our requirement to maintain a compensating balance with Fleet National Bank ("Fleet") was eliminated.

     In June 2002, we entered into a loan and security agreement (the "SVB Financing Agreement") with Silicon Valley Bank ("SVB"), under which we have the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30-month period. As of September 30, 2002, we had utilized $2.7 million of this facility. We may utilize the facility to fund additional equipment purchases of up to $1.3 million through March 31, 2003. The agreement also provides for a $1.0 million revolving line of credit. At September 30, 2002, we had no outstanding borrowings under the revolving line of credit.

     As a condition of the SVB Financing Agreement, we are required to maintain in deposit or investment accounts at SVB not less than 95% of our cash, cash equivalents and marketable securities. Additionally, covenants in the agreement require us to maintain in deposit or in investment accounts with SVB at least $20.0 million in unrestricted cash. As part of the transition to SVB, we liquidated $35.7 million in marketable securities previously held at Fleet for transfer to SVB. As a result of this liquidation, we recorded $402,000 in realized gains during the nine months ended September 30, 2002. These amounts have been transfered to SVB. Of this $35.7 million liquidated, $31.5 million is currently held in an interest bearing money market fund.

     In November 2000, we acquired Envenue, Inc., a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002. We have not paid this amount, as we are in a contractual dispute with the previous owners of Envenue. In June 2002, we placed into escrow $2.0 million, which will be held in escrow until the contractual dispute is resolved. We have recorded this amount as restricted cash. In October 2002, we paid $410,000, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue.

     Since our inception through December 2001, we have significantly increased our operating expenses. While operating expenses have decreased in the three and nine months ended September 30, 2002 when compared to the corresponding periods in 2001, we anticipate that our operating expenses and capital expenditures will continue to constitute a material use of our cash resources. For advertising, we previously relied on our non-cash CBS-related advertising, which is no longer available to us. We expect that we may need to incur advertising expense in future periods, which will require us to spend cash in order to continue to brand our name and increase traffic to our Web site. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are strategic or complementary to our business. We believe that the cash and marketable securities currently available will be sufficient to meet our anticipated cash requirements to fund operations for at least the next 12 months.

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

     Revenues earned under the merchant network consist of advertising and platform services. Through our merchant network, we offer certain merchant alliance partners the ability to sell Switchboard.com distribution to their merchant advertisers. These efforts are reflected in our merchant network advertising revenues. For these advertising services, the merchant network alliance partners pay us a monthly fee based on the number of advertisements placed into Switchboard.com. We recognize this monthly fee as revenue as it is earned. Platform services relate to our offerings to our merchant network alliance partners, under which those alliance partners can enter into a development and licensing arrangement with us whereby we create and/or modify a private labeled web-hosted directory platform. Once the web-hosted directory platform is operational, we also earn additional fees based on the number of merchants promoted within the platform. Revenue received by us for such development and licensing arrangements is deferred until such time as the customer accepts the platform. After acceptance by the customer, revenue from such development and licensing agreements is recognized ratably over the life of the agreement. Any per merchant license fees or additional engineering or other services fees earned are recognized as earned due to their variable nature. In addition, included as an offset to revenue is consideration given to customers, for which the benefits of such consideration are not separately identifiable from the revenue obtained from those customers.

     Revenues earned under our banner and site sponsorships consist principally of advertising revenue earned though our Switchboard.com web site. Specifically, we offer both site-wide banner and category specific banner programs on the Switchboard.com Web site.

     Deferred revenue is principally comprised of billings in excess of recognized revenue relating to advertising agreements and licensing fees received pursuant to advertising or services agreements in advance of revenue recognition. Unbilled receivables are principally comprised of revenues earned and recognized in advance of invoicing customers, resulting primarily from contractually defined billing schedules.

  CONCURRENT TRANSACTIONS

     We had advertising barter transactions totaling $180,000, or 8.3% of net revenues, and $656,000, or 10.1% of net revenues, for the three and nine months ended September 30, 2001, in which we received promotion in exchange for promotion on our Web site. There were no revenues from barter transactions in the three and nine months ended September 30, 2002. Revenue from advertising barter has been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. In accordance with Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions" (EITF 99-17"), barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. The Company had other concurrent transactions totaling $42,000 for the nine months ended September 30, 2001, in which the Company received marketing assets in exchange for promotion on its Web site. Revenue from other concurrent transactions is recorded at the fair value of the goods or services provided or received, whichever is more readily determinable. Accounting rules applicable to concurrent transactions continue to evolve. Any further changes to these accounting rules could affect the valuation of any future concurrent transactions.

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

                          RISKS RELATED TO OUR BUSINESS

  WE HAVE A HISTORY OF INCURRING NET LOSSES, WE EXPECT OUR NET LOSSES TO CONTINUE FOR THE NEXT SEVERAL QUARTERS AND WE MAY NEVER ACHIEVE PROFITABILITY

     We have incurred significant net losses in each fiscal quarter since our inception. From inception to September 30, 2002, we have incurred net losses totaling $108.6 million. As a result, we need to generate significant additional revenue to fund our operations. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will eventually be unable to continue our operations.

  IF THE DIRECTORY SERVICES AGREEMENT WE ENTERED INTO WITH AMERICA ONLINE, INC. ("AOL"), A SUBSIDIARY OF AOL TIME WARNER, INC., IS NOT SUCCESSFUL, IT WOULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR RESULTS OF OPERATIONS

     The Directory Agreement we entered into with AOL may not generate anticipated revenues or other benefits. Even though we have recently amended the agreement, the agreement may still be prematurely terminated by breach or it otherwise fails to be successful. Our revenue from AOL in recent quarters has been lower than anticipated, due to AOL's longer-than-expected transition to a new sales model in its directory advertising business, and it is possible that this and other factors may lead to revenue from AOL being lower than anticipated in future periods as well. Local merchants may not view the alliance as an effective advertising vehicle for their products and services. Even if the Directory Agreement is not successful, AOL may not have to return any of the consideration, including cash and stock, which we have paid to AOL, and we may have continuing contractual obligations to AOL under the agreement.

     In 2001 and the first nine months of 2002, revenue derived from AOL represented a significant portion of our revenue. AOL accounted for 52.6% and 37.2% of total net revenue in the three and nine months ended September 30, 2002, respectively. We anticipate that AOL will continue to represent greater than 50% of our net revenue during the remainder of 2002 and will be a material component of our overall business. The termination of our agreement with AOL or the failure of our agreement with AOL to generate these anticipated revenues would have a material adverse effect on our results of operations and financial condition.

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

     As of September 30, 2002, ePresence beneficially owned approximately 52.0% of our common stock. Based upon this majority interest in us, ePresence is generally able to control all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.

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

  WE RELY ON A SMALL NUMBER OF CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

     We derive a substantial portion of our net revenue from a small number customers. During the three and nine months ended September 30, 2002, revenue derived from our top ten customers accounted for approximately 73.5% and 65.0% of our total net revenue, respectively. Additionally, revenue derived from AOL accounted for 52.6% and 37.2% of our total net revenue in the first three and nine months of 2002, respectively. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

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

     Similarly, if Internet banner and site sponsorship advertising fails to gain wide acceptance and to grow from year to year, our banner and site sponsorship revenue will be affected. Even though we anticipate that revenue from banner and site sponsorship advertisements will decline as a percentage of our future revenue, our future success still depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 33.1% and 58.4% of our net revenue from the sale of banner and site sponsorship advertisements during the years ended December 31, 2001 and 2000, and 11.6% and 11.9% of our net revenue in the three and nine months ended September 30, 2002 , respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

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

     All the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES


     The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.


                          PART II -- OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

     As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, on May 31, 2002 we were sued in the Superior Court of Suffolk County, Massachusetts by the former stockholders of Envenue, Inc., from whom we purchased all of the stock of Envenue in November 2000. The suit, styled Douglass J. Wilson et al v. Switchboard Incorporated et al, Civil Action No. 02-2370 BLS, alleges that we breached our agreement with the plaintiffs by failing to pay the purchase price of the Envenue stock when it became due on May 24, 2002. We have subsequently paid $400,000, plus interest, representing a portion of the purchase price, to the plaintiffs. There have been no further material developments in the litigation since we filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Please refer to that Form 10-Q for a more detailed description of the matter.

     As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, on November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard's initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Greenlaw and Mr. Polnerow are officers of Switchboard, and Mr. Jewett is a former officer of Switchboard. The complaint is captioned Kristina Ly v. Switchboard Incorporated, et al., 01-CV-10595. In July 2002, we, Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss which challenges the legal sufficiency of plaintiffs' claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed to the motion, and the Court heard oral argument on the motion earlier this month. On September 30, 2002, the lawsuit against Messrs. Greenlaw, Polnerow and Jewett was dismissed without prejudice. There have been no further material developments in the litigation since we filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Please refer to that Form 10-Q for a more detailed description of the matter.

ITEM 2. -- CHANGES IN SECURITIES AND USE OF PROCEEDS

(a.) Not applicable.

(b.) Not applicable.

(c.) Not applicable.

(d.) On March 2, 2000, we made an initial public offering of up to 6,325,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-90013), which was declared effective by the Securities and Exchange Commission on March 1, 2000.

     Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. Through September 30, 2002, we used approximately $21.2 million of the proceeds from the offering for working capital purposes, of which approximately $4.7 million was for the purchase of fixed assets. In December 2000 we paid $13.0 million of the proceeds to America Online, Inc. pursuant to the terms of our Directory and Local Advertising Platform Services Agreement entered into with America Online on that date. In April 2002, we paid America Online $2.0 million upon the execution of the Second Amendment to the Directory and Local Advertising Platform Services Agreement. In addition, in March 2002, we used $1.3 million of the proceeds for the purchase of 386,302 shares of our common stock from Viacom Inc. as treasury stock. As of September 30, 2002, we have invested the remaining net proceeds in interest-bearing, investment-grade securities and money market funds.


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

  b. Reports on Form 8-K.

     On October 3, 2002, Switchboard filed a Current Report on Form 8-K dated October 2, 2002, reporting under Item 5 (Other Events) that it had issued a press release announcing that it had been advised by NASDAQ that effective with the opening of business on Thursday, October 3, 2002, its common stock would resume trading under the original trading symbol, "SWBD."

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SWITCHBOARD INCORPORATED


Date:    November 14, 2002       By: /s/ Robert P. Orlando
                                     ---------------------
                                     Robert P. Orlando
                                     Vice President and Chief
                                     Financial Officer
                                     (principal financial officer and
                                     principal accounting officer)

                                 CERTIFICATIONS

I, Douglas J. Greenlaw, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Switchboard Incorporated (the "registrant");

  2. Based on my knowledge, this quarterly report on does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002            /s/Douglas J. Greenlaw
                                    ----------------------
                                    Douglas J. Greenlaw
                                    Chief Executive Officer
                                    (principal executive officer)

I, Robert P. Orlando, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Switchboard Incorporated (the "registrant");

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002            /s/Robert P. Orlando
                                    --------------------
                                    Robert P. Orlando
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
99.1           Certification of Chief Executive Officer pursuant to 18 U.S.C
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2           Certification of Chief Financial Officer pursuant to 18 U.S.C
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.