Form 10-K
period 2002-12-31
SWITCHBOARD INC
filed 2003-03-28
CIK 1085223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     As of June 28, 2002, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $15,598,000 (reference is made to Part II, Item 5 of this Annual Report on Form 10-K for the statement of assumptions upon which this calculation is based).

     On March 21, 2003, there were 18,879,847 shares of the Registrant's common stock outstanding. The Registrant has no shares of non-voting common stock authorized or outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders scheduled to be held on May 15, 2003 (the "2003 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, are incorporated by reference into
Part III herein. With the exception of the portions of the 2003 Proxy Statement expressly incorporated herein by reference, such document shall not be deemed filed as part hereof.

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Annual Report on Form 10-K. The forward-looking statements provided by Switchboard in this Annual Report on Form 10-K represent Switchboard's estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

     This Annual Report on Form 10-K also contains estimates made by independent parties and by us relating to market size and growth and other industry data. These estimates involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the accuracy of the estimates made by third parties. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

                                WEB SITE ADDRESS

     Our Web site address is www.switchboard.com. References herein to www.switchboard.com, switchboard.com, any variations of the foregoing or any other uniform resource locator, or URL, are inactive textual references only. The information on our Web site or at any other URL is not incorporated by reference herein and should not be considered to be a part of this document. We make available through our Web site, free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through the Web site's investor information page.

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

                            SWITCHBOARD INCORPORATED
                         2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

Part I
      Item 1:  Business...................................................................................  4
      Item 2:  Properties................................................................................. 12
      Item 3:  Legal Proceedings.......................................................................... 12
      Item 4:  Submission of Matters to a Vote of Security Holders........................................ 12
               Executive Officers of the Registrant....................................................... 13
Part II
      Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters...................... 14
      Item 6:  Selected Financial Data.................................................................... 15
      Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...... 16
      Item 7A. Quantitative and Qualitative Disclosures About Market Risks................................ 34
      Item 8.  Financial Statements and Supplementary Data................................................ 35
      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....... 62
Part III
      Item 10. Directors and Executive Officers of the Registrant......................................... 62
      Item 11. Executive Compensation..................................................................... 62
      Item 12. Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters................................................................ 62
      Item 13. Certain Relationships and Related Transactions............................................. 62
      Item 14. Controls and Procedures.................................................................... 62
Part IV.
      Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K............................ 63
               Signatures................................................................................. 66
               Certifications............................................................................. 67


                                     PART I

ITEM 1.   BUSINESS

                                   Our Company

     Switchboard is a leading provider of Web hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and "brick and mortar" merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, location based searching, and interactive maps and driving directions. Our Web site, Switchboard.com, is a showcase for our technology and breadth of directory product offerings, and is a resource to consumers and businesses alike.

     Switchboard is a Delaware corporation, which commenced operations in February 1996. From our inception in February 1996 until March 2000, we were a unit and later a subsidiary of ePresence, Inc. (formerly Banyan Worldwide). As of December 31, 2002, ePresence beneficially owned approximately 52.0% of our common stock. We operate in one business segment.

                             Our Market Opportunity

     For decades, the yellow pages has been a primary source of local directory information for individuals and businesses. The yellow pages are entrenched in our daily lives and can be found in virtually every home and office. According to the Kelsey Group ("Kelsey"), a global authority on local and personalized commerce intelligence, the yellow pages industry today serves an estimated $14 billion annual market in the United States, and $25 billion worldwide. Kelsey reports that while most of that market still purchases yellow pages advertising in traditional printed form, the industry is experiencing a migration from paper to online. Approximately 13% of yellow pages directory inquiries were conducted online in 2002 compared to approximately 10% in 2001 and 2% in 2000, according to Kelsey. Kelsey expects that the trend will continue with projections of 25% growth in annual Internet yellow pages traffic during the next several years, with online and wireless directory lookups accounting for 40% of the overall yellow pages usage by 2006.

     An online presence is important for all businesses, regardless of whether the business actually sells its wares over the Internet. According to 2002 research conducted by Pew Internet & American Life, if a business provides product and/or service information online, even if it does not sell products online, nearly half of all Americans would be more likely to go to the physical store to transact business. Online yellow pages are a key resource that businesses can use to cost-effectively establish an online presence and provide easy access to information to consumers who are actively searching for businesses that meet their product and service needs. According to the 2002 Yellow Pages Industry Usage Study released by the Yellow Pages Integrated Media Association, conducted by Knowledge Networks, 60% of online yellow pages users make a purchase or are likely to do so. Market research continues to reinforce the increasing role that Internet promotion plays in stimulating offline transactions for brick and mortar businesses.

     As the volume of directory references made online and via wireless devices continues to grow, we believe that the industry will see a migration of print yellow pages revenues to online yellow pages providers. Kelsey further reports that the Internet yellow pages market, which generated $383 million in 2002, is forecasted to reach $2 billion by 2006. We believe that as a leading provider of Web-based directory technology we are well positioned to capitalize on this opportunity through our network of current and future merchant network alliance partners.

                                  Our Solution

     We provide a complete Web based yellow pages solution, which we refer to as a directory platform, for companies strategically focused on developing a successful online directory business under their own brands. Our suite of products and services are built around a proprietary database and search technology, and full-featured customer and advertising management tools. Our products and services are fully integrated to meet the needs of our merchant network alliance partners (such as yellow pages publishers, newspaper publishers and Internet portals), their merchant customers and the millions of consumers across the country who use the Switchboard platform. Consumers access our platform through Switchboard.com and the Internet brands of our extensive network of merchant network alliance partners to locate business and residential information locally and nationally.

     Merchant Network Alliance Partners - With a focus on an alliance-oriented
     ----------------------------------
business model, our entire directory platform can be quickly and efficiently customized to meet each merchant network alliance partner's unique business requirements, allowing them to cost-effectively develop and grow their online directory business.

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

                                  Our Strategy

     Our business model is primarily based on receiving a fee from our merchant network alliance partners for:

     * businesses promoted in the directory platforms that we develop and deploy for those merchant network alliance partners or

     * businesses promoted in the Switchboard.com directory site on behalf of our merchant network alliance partners.

     We believe our future growth is dependent upon our execution of the following strategies:

     * First, we intend to continue to invest in improving our technology and the functionality of our directory platform. Through the ongoing evolution of the directory platform, our merchant network alliance partners will continue to have access to products designed to allow them to deliver increasing value to their merchant customers.

     * Second, we intend to work with each of our merchant network alliance partners to grow their online base of merchant customers, by providing premier support, training and tools focused on permitting them to reliably sell and support hundreds of thousands of merchant customers with our technology.

     * Third, we intend to focus on increasing the number of merchant network alliance partners using our platform and selling directory advertising to merchants. We will target new independent yellow pages publishers, Regional Bell Operating Companies (RBOCs), newspaper publishers and Internet portals to add to our extensive list of existing merchant network alliances.

     * Fourth, we will continue to extend the usage and reach of our showcase site, Switchboard.com, in order to provide value to merchant network alliance partners looking to extend the distribution offered to their merchant advertisers.

                                  Our Products

     Yellow Pages Platform - Our Web-hosted yellow pages platform is comprised
     ---------------------
of four fully integrated components that enable our merchant network alliance partners to develop and manage their online directory business.

     * Sophisticated Database and Search Engine - We provide a highly scalable, reliable and high performance directory engine in the market today. Through our proprietary database technology, we are able to easily merge data from multiple sources, allowing us to provide timely and comprehensive content to our merchant network alliance partners. With the release of our Switchboard Matrix technology, we were the first-to-market with the introduction of searchable on-line "copy points". Copy points are enhanced data typically found in paper yellow pages advertising. Copy points enable merchants to be found via a wide variety of attributes, including product and service offerings, business hours, specialties, etc., moving beyond the traditional category / location searching of paper-based or other online yellow pages offerings.

     * Customizable Advertising Product Suite and Business Rules - Within the yellow pages platform we provide a complete suite of local and national advertising products that can be fully customized to match the unique packaging and pricing requirements of our merchant network alliance partners. With the introduction of our searchable "copy point" model, we fully aligned our online advertising products with traditional yellow pages products, offering similar enhanced data in a printed medium, greatly improving our ability to streamline our merchant network alliance partners' sales efforts.

     * Comprehensive Merchant Management Tools - We have developed three different tiers of merchant management software solutions to provide our merchant network alliance partners with the level of functionality that works most efficiently in coordination with their existing in-house systems. For merchant network alliance partners looking for a complete merchant management solution, we provide a rich customer relationship management ("CRM") package that tracks merchant customer activity, performs billing functions and manages merchant advertising. Our CRM package also can be easily integrated with other applications to enable customer support representatives to manage the fulfillment of a variety of products from within a single interface. For merchant network alliance partners that already possess CRM infrastructure, we provide a secure, Web-based merchant management tool that allows merchant network alliance partners to easily manage advertising campaigns and merchant collateral within the yellow pages system. Lastly, for merchant network alliance partners who regularly inject large volumes of merchant advertisements into the system, we provide a bulk load interface that allows formatted files containing merchant information and ad specifications to be programmatically processed.

     * Cobrandable User Interface - Through ongoing usability testing and close analysis of consumer use of online yellow pages, we continue to evolve our user interface and searching capabilities to quickly connect consumers with the most relevant results. Through the modular organization of functional elements of our interface, we can customize the interface's look and feel so that it is consistent with the look and feel of our merchant network alliance partners' Web sites and branding. These modules separate the functional elements from the layout elements, such as site appearance, thus facilitating rapid development. As we enhance or build new functional elements, the underlying architecture enables us to deploy these elements across all of the Web sites of our merchant network alliance partners without making individual changes to each specific implementation.

     Switchboard.com - Our flagship Web site and the first site to deliver
     ---------------
national white pages directory services on the Internet in 1996, Switchboard.com is a showcase for our technology platform. Providing a free alternative to costly directory assistance charges, over 100 million page views are generated on the site by more than 5 million unique users each month (according to Nielsen NetRatings - December 2002) performing business, people and product lookups both at home and in the workplace. The number of unique users on Switchboard.com grew by more than 50% from January 2002 to December 2002. We attribute this growth to the strong consumer appeal of the site and the enhanced searching capabilities offered by the Switchboard Matrix platform. Yellow pages and general site advertising on the Switchboard.com Web site can be purchased through our direct sales force as well as through our merchant network alliance partners who sell to their local merchant customers the additional distribution of their advertisement within the Switchboard.com Web site "Switchboard Distribution" in conjunction with their own online yellow pages products.

     MapsOnUs.com - Maps and Directions - Our MapsOnUs technology integrates
     ----------------------------------
maps and driving directions into many areas of our directory platform, and is also available through our MapsOnUs.com Web site. Utilizing our MapsOnUs capabilities, we are able to provide businesses with dealer locators that can be easily integrated into their Web sites to help visitors locate the closest outlet, dealer or franchisee, such as the Post Office locator currently implemented for the United States Postal Service on USPS.com. We also customize the MapsOnUs maps and driving directions content for licensing to a number of online destinations.

                          Principal Sources of Revenue

     Merchant Network Revenue
     ------------------------

     We derive revenue from our merchant network through our directory platform, through distribution of merchant network alliance partner advertisements on Switchboard.com and through merchant network services. In 2002, 2001 and 2000, net revenue derived from our merchant network was $10.3 million, $6.2 million and $8.3 million or 87.9%, 66.9% and 41.6% of total net revenues, respectively.

     Directory Platform - Merchant network alliance partners typically pay us an engineering fee for the creation and modification of a Web-hosted directory platform plus a per-merchant fee per month (in the form of a fixed fee per merchant or a percentage of revenue) based upon the number of merchants they promote within the platform.

     Our largest and most significant merchant network alliance partner is America Online, Inc. Under our amended agreement with AOL, which expires in December 2004, we paid AOL $15.0 million, issued 746,260 shares of our common stock and will share directory advertising revenue with AOL. In addition AOL committed to pay us at least $2.0 million in consulting or service fees over the four-year term of the agreement. In 2002 and 2001, consulting and service fees totaled $1.5 million and $1.9 million, respectively.

     Net revenue recognized from AOL was $4.9 million, or 41.8% of net revenue, and $26,000 for the years ended December 31, 2002 and 2001, respectively. There was no net revenue from AOL in the year ended December 31, 2000. We anticipate that AOL will continue to represent a significant percentage of our revenue in 2003 and will be a material component of our overall business.

     Distribution of Merchant Network Alliance Partner Advertisements on Switchboard.com - We offer our merchant network alliance partners and Certified Marketing Representatives (CMR), advertising agencies who specialize in placing yellow page advertisements, the ability to sell Switchboard.com distribution to their merchant advertisers. Our merchant network alliance partners typically pay us a per-merchant fee per month based upon the number of merchants they place into Switchboard.com.

     Merchant Network Services - We provide our merchant network alliance partners Web site creation and hosting services for their merchants, for which the merchant network alliance partner pays us a monthly fee per merchant. Additionally, we provide direct marketing services to our merchant network alliance partners aimed at increasing their local merchant subscription base.

     Banner and Site Sponsorship Advertising Revenue
     -----------------------------------------------

     We offer both site-wide banner and category-specific banner programs on the Switchboard.com Web site. We provide standard run of site banner ad programs, which include full banners across the top and bottom of Web pages and smaller banners on the navigation bar on the Web site that allow advertisers to take advantage of our high traffic volume on Switchboard.com. Additionally, our patented banner ad serving technology enables us to place and rotate category-specific banner ads of various sizes in targeted locations throughout our site. We also sell sponsorship programs on a site-wide basis or for various categories. Sponsorships are advertisements which do not rotate with other advertisers and are prominently displayed on our Web site. Customers typically pay us on a cost per thousand impressions (CPM) or cost per action (CPA) basis for banner and sponsorship advertising. Banner and site sponsorship revenue in 2002, 2001 and 2000 was $1.4 million, $3.1 and $11.6 million, or 12.1%, 33.1%
and 58.4% of net revenue, respectively.


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

     Directory Technology - We have been affiliated with ePresence, a pioneer of
     --------------------
directory technology, since our founding in 1996. Directories played a key role in the large-scale, multiple-site distributed systems deployed by Banyan Worldwide (now ePresence) since 1983. Our founder, Dean Polnerow, designed and originally developed StreetTalkTM, Banyan's directory service. Building on this experience to create our own proprietary directory technology, we created what we believe to be the first national directory of United States residential information available on the Internet, as well as our innovative and proprietary yellow pages business directory.

     Site Design - Our directory technology was designed to provide high levels
     -----------
of performance, scalability, and reliability. The directory is implemented as a set of Windows NT servers that are organized into groups. Each group of servers provides different parts of the overall site's functionality and each type of functionality is provided by more than one group of servers. Individual servers in a group can be added or removed without affecting the functional capabilities of the site, and most changes required are managed automatically by proprietary software that we developed. This distributed architecture is designed to be highly scalable, which means that system capacity and functionality can be easily and inexpensively increased, typically with minimal or no time-consuming software changes required. It is also designed to be reliable, which means it is resistant to service interruptions and the unavailability of one or more servers does not affect the operation of other servers or the directory as a whole.

     Database Search Technologies - We have developed technology designed to
     ----------------------------
quickly exchange information between the groups of servers that provide the interface consumers use to input their requests for information with the groups of servers that store the databases of information we use to respond to these requests. This technology allows data from multiple databases to be accessed and combined, regardless of its structure or content. This simplifies the development of new user interfaces and facilitates database updates. Our database technology helps to maximize Web site performance through sophisticated in-memory data structures that are optimized for rapid searching of various combinations of data elements, and by automatically balancing the tasks being performed by individual servers.

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

     Advertising Management - Our ad placement technology is used primarily to
     ----------------------
control the frequency and positioning of advertisements displayed on our Web site. This technology rotates merchant ad displays in and out of prime locations on our yellow pages screens according to priorities specifically purchased by our merchant customers. We use an automated chain of software programs to securely facilitate the addition, removal and modification of both individual ads and large, aggregated volumes of merchant advertising into our yellow pages directory.

     We have also developed a proprietary ad placement methodology which provides a simple way to allow a merchant to focus its advertising to the surrounding communities it desires to target. This technology uses the physical location of a business and a distance measurement selected by the merchant to automatically determine the appropriate location targets. These ad management tools and processes enable our support personnel and authorized ad resellers to remotely manage and control national, regional, and local ad campaigns.

     Merge-Purge Data Consistency - Data integrity for business listings and
     ----------------------------
advertising products is preserved through the application of business rules to all data change requests (data merging and purging). Data integrity rules are applied by our merge-purge technology as each data change request attempts to modify listing and/or ad data. These rules include low-level data content and constraint validation, as well as channel-specific rules that manage the business logic associated with listing and ad attributes. This allows for continuous refreshing of business listing data, and easy management of all advertising products associated with a given business, while permitting the best and latest available data to be presented to the consumer.

     Customer Relationship Management - Our web-based CRM tools are specially
     --------------------------------
designed to help our merchant network alliance partners easily manage many facets of their relationships with their own merchant customers. The tools provide product definition and merchant management capabilities for Switchboard and its sales channels, including sales management, customer invoicing, credit card transactions, self-service online advertising sales, account history and reporting. Product definition capabilities allow each sales channel to combine our available advertising products into packaged product offerings for their specific merchant customer base, such as a variety of online ad presentations, coupons, Web sites, and products fulfilled by 3rd-parties, along with the pricing and discounting features of each ad product. The tools present an access-controlled workflow process that manages and records all merchant customer interactions, from initial sale and payment processing through subsequent interaction logging, automatic renewal management and ongoing reporting.

                                   Competition

     We compete primarily with three categories of businesses for local and national advertising dollars and mind share, namely

     * Internet-based yellow and white pages directories that do not utilize our directory platform, such as Yahoo! Yellow Pages and Verizon SuperPages.

     * Print yellow and white pages directories that compete with online offerings for advertiser dollars.

     * Internet-based pay-for-placement search engines and services, such as Google and Overture, as they begin to expand their offerings to local markets.

     We compete with these organizations primarily on the basis of directory technology, as well as the price and distribution of directory advertisements.

     In the fiscal quarter ended December 31, 2002, the Switchboard directory platform served 8 million users per month on average through Switchboard.com and the online directories of our merchant network alliance partners, as reported by

Nielsen//NetRatings*. In 2002, Switchboard Matrix was one of the most utilized directory platforms on the Internet, according to Nielson//NetRatings, claiming a top spot among category leaders. We believe that Switchboard's directory technology has allowed us to secure our key alliance with AOL as well as alliances with other important customers and, along with the popularity of Switchboard.com, has enabled us to capture the attention and loyalty of millions of consumers. However, we continue to face competition from many sources both traditional and untraditional, including some extremely powerful companies which have substantially greater resources and name recognition than Switchboard. In addition to Yahoo! and Verizon, there are numerous national and regional publishers of online and print yellow pages advertising who compete with us and our merchant network alliance partners for merchant advertising. We may also face competition from internal development groups within our existing and prospective customers, some of which may decide to develop their own proprietary online directory solutions.

     As directory references increase online, we believe advertising in an online directory (versus print) will become increasingly important for businesses both large and small. As more yellow pages advertising dollars are spent on online advertising, we believe that the competition in the online directory market will intensify. We believe publishers of yellow pages advertising will seek best-in-class technology and tools to improve the efficiency of their online operations and to differentiate their online offerings to merchant advertisers. We believe factors that will enable online directory providers to compete effectively in this environment include the ability to offer a highly functional and scalable technology platform and incremental web visibility for their merchant advertisers. We further believe that Switchboard is well positioned to fulfill publishers' needs in these areas.

     As online usage grows, companies offering local directories will compete to bring greater value to online advertisers by further increasing consumer usage of their directories in these ways:

     * Speed of results
     * Relevance of search results to intent
     * Content breadth and depth and
     * Ease of navigation

     We believe that structured and highly specialized user interfaces and database designs tailored to the needs of local advertisers will be an advantage to easily guide consumers to local service and business information. We believe that our depth of experience and focus on these areas will play an important role in making our offerings attractive to users and thus to advertisers and advertising publishers.

     We believe our ability to compete successfully over the long-term depends on many factors. In addition to those discussed above, these factors include maintaining the quality of content and functionality we provide relative to our competitors, the cost-effectiveness and reliability of our services relative to our competitors, and our ability to generate value for local merchants and national retailers. There can be no assurance that Switchboard will maintain its current competitive advantages or that it will compete successfully in the market for online directory advertising services in the future.





*Data is based on a custom monthly audience report from Neilson//NetRatings, with merchant partners defined by Switchboard.

                              Intellectual Property

     We regard our patents, copyrights, service marks, trademarks, trade dress, trade secrets, and other intellectual property as critical to our success. We rely on a combination of patent, trademark and copyright law, trade secret protection and confidentiality, and license agreements with our employees, consultants, customers, merchant network alliance partners, and others to protect our proprietary rights. All of our employees have executed confidentiality and assignment of invention agreements. Prior to disclosing confidential information to third parties, we generally require them to sign confidentiality or other agreements restricting the use and disclosure of our confidential information.

     As of December 31, 2002, we had six patents issued by the U.S. Patent and Trademark Office, three patents issued by the Canadian Intellectual Property Office, four patent applications pending before the U.S. Patent and Trademark Office, and two patent applications pending before the Canadian Intellectual Property Office, all of which relate to the operation, features or performance of our Web site. We pursue registration of our key trademarks and service marks in the United States and, in some cases, internationally. However, effective trademark, service mark, copyright and trade secret protection may not be available or sought by us in every country in which our services are made available online. Our patents, trademarks, or other intellectual property rights may be successfully challenged by others or invalidated through administrative process or litigation. Further, the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

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

     In addition, we license software, content and other intellectual property, including trademarks, patents, and copyrighted material, from third parties. In particular, we license residential and business listing data from Acxiom Corporation under an agreement that expires in December 2005, and maps and driving directions data and related software from Tele Atlas North America, Inc. under an agreement that expires in February 2005. Further, the software code underlying Switchboard.com contains software code that is licensed to us by third parties. If any of these licenses are terminated or expire, it could have a material adverse effect on our business, results of operations, or financial condition.

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

                            Research and Development

     We employ an engineering staff to develop, test and document the enhancement of existing, and creation of new, products and services we offer to our merchant network customers as well as new services and features on our Web hosted directory platform. The market in which we compete is rapidly evolving. To remain competitive, we believe it is critical to continually work towards the development of new technologies to improve the products and services we offer to our merchant network customers, as well as to improve the functionality and utility of our Web hosted directory platform. In 2002 and 2001, we directed the efforts of our engineering staff primarily on the creation of our Switchboard Matrix directory platform, the creation of data merging and purging tools and further development of our web-based CRM tools. As of December 31, 2002, we employed a staff of 36 full-time permanent employees dedicated to research and development activities. Our research and development expenses have constituted, and we expect they will continue to constitute for the foreseeable future, a material use of our cash resources. Research and development expenses were $5.4 million, or 46.4% of net revenue, $6.7 million, or 72.2% of net revenue, and $3.5 million, or 17.5% of net revenue, in 2002, 2001 and 2000, respectively.

                                    Employees

     As of December 31, 2002, we had 68 full-time employees. None of our employees are represented by a labor union. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

     Our principal administrative, sales and marketing, and research and development facilities are located in Westboro, Massachusetts and consist of approximately 17,463 square feet under a sublease that expires on December 31, 2003, with an aggregate annual base rent of approximately $227,000. We sublease this space from ePresence.

     In addition, we lease a sales office in Michigan. We also lease 2,782 square feet of office space in New York City, which we have subleased to a third-party for the remaining term of our lease with the property owner, which expires on April 28, 2005.

ITEM 3. LEGAL PROCEEDINGS

     On May 31, 2002 the Company was sued in the Superior Court of Suffolk County, Massachusetts by the former stockholders of Envenue, Inc., from whom the Company purchased all of the stock of Envenue in November 2000. The suit, styled Douglass J. Wilson et al v. Switchboard Incorporated et al, Civil Action No. 02-2370 BLS, alleges that the Company breached its agreement with the plaintiffs by failing to pay the purchase price of the Envenue stock when it became due on May 24, 2002. The Company paid $400,000, plus interest of $10,060, representing a portion of the purchase price, to the plaintiffs. The suit seeks payment of $1.6 million, representing the balance of the purchase price, plus additional unquantified damages including treble damages under Mass. Gen. Laws c. 93A. The court heard oral argument on the Company's motion to dismiss the complaint in November 2002, and subsequently granted that motion in part. The plaintiffs subsequently amended their complaint. The Company has moved to dismiss the amended complaint and is awaiting the court's ruling on that motion.

     On November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard's initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Greenlaw and Mr. Polnerow are officers of Switchboard, and Mr. Jewett is a former officer of Switchboard. The complaint is captioned Kristina Ly v. Switchboard Incorporated, et al., 01-CV-10595. In July 2002, Switchboard, Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss which challenges the legal sufficiency of plaintiffs' claims. The motion was filed on behalf of hundreds of issuers and individual defendants named in similar lawsuits. The plaintiffs opposed the motion. On September 30, 2002, the lawsuit against Messrs. Greenlaw, Polnerow and Jewett was dismissed without prejudice. The Court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued its decision on the defendants' motion to dismiss, denying it in large part, but granting portions of it. In doing so, the court dismissed the plaintiffs' claims under Section 10b-5 of the Securities Act of 1933 against certain defendants, including Switchboard. There have been no further material developments since the Company filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

     From time to time, we are involved in various legal proceedings incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their respective ages and positions with Switchboard as of March 21, 2003 are as follows:

Name                  Age   Position
-------------------   ---   ----------------------------------------------------------------
Douglas J. Greenlaw   58    Chief Executive Officer and Director
Dean Polnerow         47    President and Director
Robert P. Orlando     44    Vice President, Chief Financial Officer, Treasurer and Secretary
James M. Canon        51    Vice President, Business Development
Kevin P. Lawler       42    Vice President, Human Resources

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

     Robert P. Orlando has served as our Vice President, Chief Financial Officer, Treasurer and Secretary since October 2001. Prior to joining Switchboard, Mr. Orlando was the Chief Financial Officer and Treasurer of Virtual Ink Corporation, a designer of hardware and software collaboration tools, from 2000 to 2001. From 1991 through 2000, Mr. Orlando was the Chief Financial Officer and Treasurer of Mathsoft, Inc., a provider of math, engineering and scientific software solutions. Mr. Orlando also held financial management positions with Bitstream, Inc., Unicco Service Company, Orion Research, Inc. Previous to these positions, Mr. Orlando served as an auditor for Arthur Andersen LLP.

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

     Kevin P. Lawler has served as our Vice President, Human Resources since May 2000. Prior to joining Switchboard, Mr. Lawler served as Director of Human Resources at EMC Corporation, an information storage systems provider, from 1999 to 2000. From 1998 to 1999, Mr. Lawler served as Vice President, Human Resources for Scriptgen Pharmaceuticals Incorporated, a pharmaceuticals company. From 1990 to 1998, Mr. Lawler served as Vice President, Human Resources for Immulogic Pharmaceutical Corporation, a pharmaceuticals company.

     Executive officers are elected annually and serve at the discretion of our board of directors.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Market Data

     Our common stock began trading on the NASDAQ National Market under the symbol "SWBD" on March 2, 2000. Prior to that date there was no established public trading market for our common stock. The following table sets forth the range of high and low closing sale prices of our common stock for the periods indicated, as quoted on the Nasdaq National Market.

PERIOD                               HIGH          LOW
------                               -----        -----
FISCAL 2001
First Quarter of Fiscal 2001         $6.25        $2.94
Second Quarter of Fiscal 2001        $6.00        $2.63
Third Quarter of Fiscal 2001         $6.25        $2.72
Fourth Quarter of Fiscal 2001        $3.47        $2.27
FISCAL 2002
First Quarter of Fiscal 2002         $5.32        $3.02
Second Quarter of Fiscal 2002        $6.39        $3.20
Third Quarter of Fiscal 2002         $3.30        $1.08
Fourth Quarter of Fiscal 2002        $3.13        $1.48

     As of March 21, 2003, there were 113 holders of record of our common stock. This number does not include stockholders who hold their shares in "street name" or through broker or nominee accounts.

     The closing per share sale price of our common stock on June 28, 2002 was $3.38. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this Annual Report, it has been assumed that all the outstanding shares were held by non-affiliates, except for the outstanding shares known to us to be beneficially held by our directors, executive officers, and each person or entity known to us to own beneficially more than 5% of our outstanding shares of common stock. However, this should not be deemed to be an admission that all these persons are, in fact, affiliates of ours, or that there are not other persons who may be deemed to be affiliates of ours.

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

     Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. Through December 31, 2002, we used approximately $21.1 million of the proceeds from the offering for working capital purposes, of which approximately $4.8 million was for the purchase of fixed assets. In December 2000 we paid $13.0 million of the proceeds to America Online, Inc. pursuant to the terms of our Directory and Local Advertising Platform Services Agreement entered into with America Online on that date. In April 2002, we paid

America Online $2.0 million upon the execution of the Second Amendment to the Directory and Local Advertising Platform Services Agreement. In October 2002, we paid the former stockholders of Envenue Incorporated approximately $410,000. In addition, in March 2002, we used $1.3 million of the proceeds for the purchase of 386,302 shares of our common stock from Viacom Inc. as treasury stock. As of December 31, 2002, we have invested the remaining net proceeds in interest-bearing, investment-grade securities and money market funds.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included herein.

     The selected consolidated financial data set forth below as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 are derived from the audited consolidated financial statements of Switchboard included herein. All other selected consolidated financial data set forth below is derived from audited financial statements of Switchboard not included herein. Switchboard's historical results are not necessarily indicative of its results of operations to be expected in the future. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes.

                      Selected Consolidated Financial Data
                      (In thousands except per share data)

                                                                  For the Years Ended December 31,
                                                     --------------------------------------------------------
                                                       2002     2001 (a)       2000       1999         1998
                                                     -------    --------     --------    -------     --------
  Statement of Operations
    Gross revenue                                    $13,747    $ 13,326     $ 20,310    $ 8,304     $  6,536
    Net revenue (b)                                  $11,747    $  9,278     $ 19,898    $ 8,304     $  6,536
    Operating loss                                   $(5,921)   $(69,975)    $(20,708)   $(8,656)    $ (4,961)
    Net loss attributable to common stockholders     $(3,959)   $(66,754)    $(17,288)   $(9,744)    $ (5,658)

    Basic and diluted net loss per share              $(0.21)     $(2.83)      $(0.75)    $(0.89)     $ (0.81)

  Balance Sheet Data
    Total assets                                     $57,788     $65,835     $ 98,557    $12,195     $  3,565
    Long term obligations                            $ 1,124     $   518     $  2,000    $     -     $  7,600
    Redeemable convertible preferred stock           $     -     $     -     $      -    $16,320     $  3,658
    Total stockholders' equity (deficit)             $51,087     $56,667     $ 90,730    $(9,588)    $(11,419)

(a) Operating loss and net loss attributable to common stockholders in the fiscal year ended December 31, 2001 includes a $22.2 million non-cash loss on Viacom transaction and special charges of $17.3 million.

(b) Net revenue includes, as an offset to revenue, amortization of consideration given to a customer of $2.0 million, $4.0 million and $412,000 for the years ended December 31, 2002, 2001 and 2000, respectively, in accordance with Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", which became effective for fiscal years beginning after December 15, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere herein. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Our Operating Results, Business Prospects and the Market Price of Our Stock", as well as those otherwise discussed in this section and elsewhere herein. See "Forward Looking Statements."

OVERVIEW

     Beginning in February 1996 when we commenced operations, we derived our revenue principally from the sale of banner and site sponsorship advertising. We now primarily derive revenue from our merchant network.

     Net merchant network revenue includes revenue from various licensing agreements with our merchant network alliance partners. These agreements involve: engineering work to develop a Web-hosted platform for our merchant network alliance partners which looks and feels like the merchant network alliance partner's own Web site and includes our searching functionality and a per-merchant fee per month (in the form of a fixed fee per merchant or a percentage of revenue) based upon the number of merchants they promote in the platform. Net merchant network revenue also includes revenue from activities in which we run trademark and display ads in the Switchboard.com yellow pages directory, build and host Web sites for local merchants and send related direct electronic mail-based promotions. In addition, included as an offset to merchant network revenue is consideration given to customers, for which the benefits of such consideration are not separately identifiable from the revenue obtained from those customers. During the year ended December 31, 2002, approximately 87.9% of our net revenue was derived from our local merchant network.

     Our largest and most significant merchant network alliance partner is America Online, Inc. Under our amended agreement with AOL, which expires in December 2004, we paid AOL $15.0 million, issued 746,260 shares of our common stock and will share directory advertisement revenue with AOL. We account for consideration provided to AOL as an offset to revenue. In addition AOL committed to pay us at least $2.0 million in consulting or service fees over the term of the agreement. In 2002 and 2001, consulting and service fees totaled $1.5 million and $1.9 million, respectively. Revenue recognized from AOL, net of amortization of consideration given to AOL, was $4.9 million, or 41.8% of net revenue, and $26,000 for the years ended December 31, 2002 and 2001, respectively. There was no revenue from AOL in the year ended December 31, 2000. We anticipate that AOL will continue to represent a significant percentage of our revenue in 2003 and will be a material component of our overall business.

     We also generate revenue from the sale of national advertising and site sponsorship revenue on white and yellow pages, as well as maps pages, across both Switchboard.com and the Switchboard alliance partner network. Such revenue is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During the year ended December 31, 2002, approximately 12.1% of our net revenue was derived from the sale of national advertising and site sponsorships.

     Our cost of revenue consists primarily of expenses paid to third parties under data licensing and Web site creation and hosting agreements, as well as other direct expenses incurred to maintain the operations of our Web site as well as the Web-hosted platforms of our merchant network alliance partners. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, costs of running our data centers, which include rent and utilities, and a pro rata share of occupancy and information system expenses. Cost of revenue as a percentage of revenue has varied in the past, primarily as a result of the amount of revenue recognized in the period being spread over relatively fixed cost of revenue.

     Our sales and marketing expense consists primarily of employee salaries and benefits, costs associated with channel marketing programs, collateral production expenses, promotional advertising, third-party commission costs, advertising and creative production expenses, public relations, market research, provision for bad debts and a pro rata share of occupancy and information system expenses. A significant portion of our Web site promotion costs in prior years resulted from non-cash advertising expenses under an advertising and promotion agreement that terminated in October 2001.

     Our research and development expense consists primarily of employee salaries and benefits, fees for outside consultants and related costs associated with the development of new services and features on our Web hosted directory platform, the enhancement of existing products, quality assurance, testing, documentation and a portion of occupancy and information system expenses based on employee headcount.

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

     We have experienced substantial net losses since our inception. As of December 31, 2002, we had an accumulated deficit of $108.7 million. These net losses and accumulated deficit resulted from insufficient revenue to cover the significant costs incurred in the development of our Web hosted directory platform and the establishment of our corporate infrastructure and organization. To date, we have made no provision for income taxes.

ADOPTION OF EITF 01-9

     Effective January 2002, we adopted Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which became effective for fiscal years beginning after December 15, 2001. We have concluded that EITF 01-9 is applicable to the accounting for our directory and local advertising platform services agreement with AOL ("Directory Agreement"), as the benefits received from consideration given to AOL are not sufficiently separable from the revenue derived from AOL. Our 2000 and 2001 results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, we have decreased our merchant network revenue by $2.0 million, $4.0 million and $412,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and reduced our operating expenses by corresponding amounts for the same periods. The adoption of EITF 01-9 had no effect on net income or our capital resources. The following table illustrates the effect of the application of EITF 01-9:

                                                                Year Ended December 31,
                                                         ----------------------------------
                                                           2002         2001          2000
                                                         -------      -------       -------
Gross revenue                                            $13,747      $13,326       $20,310
  Less: Amortization of consideration given to AOL        (2,000)      (4,048)         (412)
                                                         -------      -------       -------
Net revenue                                              $11,747      $ 9,278       $19,898
                                                         =======      =======       =======

Operating expenses                                       $15,924      $79,783       $37,528
  Less: Amortization of consideration given to AOL        (2,000)      (4,048)         (412)
                                                         -------      -------       -------
Net operating expenses                                   $13,924      $75,735       $37,116
                                                         =======      =======       =======

SIGNIFICANT RELATIONSHIP

     In December 2000, we entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, April 2002, August 2002 and November 2002, certain terms of the agreement were amended. Under the four-year term of the amended Directory Agreement, we share with AOL specified directory advertisement revenue. In general, we receive a majority of the first $12.0 million of such directory advertisement revenue and a lesser share of any additional directory advertisement revenue pursuant to the August 2002 amendment. We paid AOL and recorded an asset of $13.0 million at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties ("AOL Roll-In") in January 2002, we recorded a second asset and a liability related to future payments of $13.0 million. In April 2002, we established an additional asset and liability of $1.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, we were scheduled to make six additional quarterly payments of $2.0 million each, replacing the $13.0 million originally owed upon the AOL Roll-In. The August 2002 amendment, among other things, eliminated the $12.0 million in remaining additional payments established in the April 2002 amendment. AOL committed to pay us at least $2.0 million in consulting or service fees over the term of the Directory Agreement under a payment schedule which ended in September 2002, of which AOL has paid all $2.0 million and we have delivered all $2.0 million in services to AOL. In addition, we are required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. These 300 hours are provided to support the Directory Platform, from which we share in directory advertising revenue over the term of the amended agreement. Any engineering services provided by us in excess of 300 hours per month are charged to AOL on a time and materials basis. AOL typically exceeds these 300 hours each month. In 2002 and 2001, consulting and service fees totaled $1.5 million and $1.9 million, respectively.

     The term of the August 2002 amended Directory Agreement expires in December 2004, and is subject to earlier termination upon the occurrence of specified events, including, without limitation (1) Switchboard being acquired by one of certain third parties, or (2) AOL acquiring one of certain third parties and AOL pays us a termination fee of $25.0 million.

     In connection with entering into the Directory Agreement, in December 2000, we issued to AOL 746,260 shares of our common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002. We also agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If we renew the Directory Agreement with AOL for at least an additional four years after the initial term, we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     The $13.0 million paid and value of the stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 2001, the remaining unamortized amounts of $11.7 million were written down to zero as a result of an impairment analysis as of December 31, 2001. In 2002, we recorded amortization based upon the remaining net book value of our AOL assets established upon the AOL Roll-In and April 2002 amendment on a straight-line basis over the remaining term of the amended agreement. As a result of the elimination in the August 2002 amendment of the remaining $12.0 million owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in 2002, offsetting amortization recorded in the period. Throughout the remaining initial term of the amended agreement, we will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with EITF 01-9.

     Revenue recognized from AOL, net of amortization of consideration given to AOL, was $4.9 million, or 41.8% of net revenue, and $26,000 for the years ended December 31, 2002 and 2001, respectively. Net amounts due from AOL included in accounts receivable at December 31, 2002 and 2001 were $549,000 and $774,000, respectively. Unbilled receivables related to AOL at December 31, 2001 were $618,000. As of December 31, 2002, AOL beneficially owned 7.9% of our outstanding common stock.

RESULTS OF OPERATIONS

     The following table presents certain consolidated statement of operations information stated as a percentage of total net revenue:

                                                                                         Change
                                                                              ------------------------------
                                        2002        2001        2000          2001 to 2002      2000 to 2001
                                        -----      ------      ------         ------------      ------------
Net revenue:
  Merchant network                       87.9%       66.9%       41.6%             66.3%           (24.9)%
  National advertising                   12.1%       33.1%       58.4%            (53.7)%          (73.6)%
                                        -----       -----       -----             -----            -----
    Total net revenue                   100.0%      100.0%      100.0%             26.6%           (53.4)%
                                        =====       =====       ======            =====            =====

Cost of revenue                          31.9%       37.9%       17.5%              6.4%             0.8%
                                        -----      ------      ------            ------           ------
    Gross profit                         68.1%       62.1%       82.5%             38.9%           (64.9)%

Sales and marketing                      39.9%      265.2%      146.7%            (81.0)%          (15.7)%
Research and development                 46.4%       72.2%       17.5%            (18.7)%           92.9%
General and administrative               34.5%       45.1%       16.6%             (3.0)%           26.6%
Amortization of goodwill,                   -         7.7%        5.8%           (100.0)%          (37.8)%
    Intangibles and other assets
Loss on Viacom transaction                  -       239.3%          -            (100.0)%            n/a
Special (credits) charges                (2.2)%     186.7%          -            (101.5)%            n/a
                                        -----      ------      ------            ------           ------
    Total operating expenses            118.5%      816.3%      186.5%            (81.6)%          104.0%
                                        -----      ------      ------            ------           ------

    Operating loss                      (50.4)%    (754.2)%    (104.1)%           (91.5)%         (237.9)%

    Other income (expense)               16.7%       34.7%       18.5%            (39.1)%          (12.7)%
                                        -----      ------      ------            ------           ------

    Net loss                            (33.7)%    (719.5)%     (85.5)%           (94.1)%          292.3%
                                        =====      ======      =======           =======          ======


Revenue

     Total net revenue was $11.7 million, $9.3 million and $19.9 million in 2002, 2001 and 2000, respectively, representing an increase of $2.5 million, or 26.6%, from 2001 to 2002, and a decrease of $10.6 million, or 53.4%, from 2000 to 2001. The increase in net revenue in 2002 consisted primarily of an increase in net merchant network revenue, offset in part by a decrease in national advertising and site sponsorship revenue. The decrease in net revenue in 2001 when compared to 2000 consisted primarily of decreases in national advertising revenue and net merchant network revenue.

     Net merchant network revenue was $10.3 million, $6.2 million and $8.3 million in 2002, 2001 and 2000, respectively, representing an increase of $4.1 million, or 66.3%, from 2001 to 2002, and a decrease of $2.1 million, or 24.9%, from 2000 to 2001. The increase in net merchant network revenue in 2002 was primarily due a reduction in amortization of consideration given to AOL of $2.0 million as a result of the elimination of such amortization in August 2002 upon the amendment to the Directory Agreement with AOL. The increase in 2002 was also attributable to increases in merchant licensing revenues from AOL as well as our other merchant network alliance partners, increased membership in our merchant network and revenue attributable to additional services offered to existing local merchants. The decrease in net merchant network revenue from 2000 to 2001 was due primarily to an increase of $3.6 million in amortization of consideration given to AOL associated with the Directory Agreement, offset in part by an increase in revenue from licensing revenue from AOL as well as new licensing agreements with other merchant network alliance partners, increased membership in our merchant network and revenue attributable to additional services offered to existing local merchants.

     National advertising and site sponsorship revenue was $1.4 million, $3.1 million and $11.6 million in 2002, 2001 and 2000, respectively, representing a decrease of $1.6 million, or 53.7%, from 2001 to 2002, and a decrease of $8.6 million, or 73.6%, from 2000 to 2001. The decreases in national advertising and site sponsorship revenue in 2002 and 2001 resulted from a decrease in both the number of advertisers on the site, as well as the per impression fee charged to those customers. We attribute these decreases to a decline in demand for Internet advertising services as well as the overall state of the U.S. economy. We do not anticipate substantial additional declines in 2003 in the demand for Internet advertising. We expect that national advertising and site sponsorship revenue will be relatively flat in 2003 when compared to 2002.

     There was no revenue in 2002 generated from concurrent transactions, in which we received promotion or marketing assets in exchange for promotion on our Web site and inclusion in e-mail distributions to our user base. Revenue from concurrent transactions was 9.5% and 28.0% of net revenue in 2001 and 2000, respectively. In the year ended December 31, 2002, AOL accounted for 41.8% of net revenue. We do not expect to incur revenue from concurrent transactions in 2003. In the year ended December 31, 2001, one customer accounted for 11.6% of net revenue. In the year ended December 31, 2000, one customer accounted for 16.1% of net revenue.

Cost of Revenue

     Cost of revenue was $3.7 million, $3.5 million and $3.5 million in 2002, 2001 and 2000, respectively. Cost of revenue increased $226,000, or 6.4%, in 2002 and remained relatively flat in 2001, when compared to 2000. In 2002, we incurred an increase of $349,000 in depreciation associated with additional equipment necessary to support our Web site and those of our merchant network alliance partners; an increase of $177,000 in the cost of third-party data; and an increase in revenue from lower margin merchant network services. These increases were offset in part by a decrease of $286,000 in third-party Web site creation and hosting expenses associated with our merchant programs and a decrease of $216,000 in equipment related expenses incurred to support our local merchant network alliance partners. In 2001, we incurred increases of $128,000 in salaries and benefits and $209,000 in equipment related expense to support our local merchant network alliance partners. These increases were offset in part by decreases of $271,000 in Web site creation and hosting fees in connection with our merchant services programs and amortization of deferred project costs.

Gross Profit

     Gross profit in 2002 was 68.1% of net revenue, or $8.0 million, compared with 62.1% of net revenue, or $5.8 million. in 2001 and 82.5%, or $16.4 million, in 2000. The increase in gross profit dollars and percentage in 2002 was primarily due to an increase in net revenue being spread over relatively fixed costs of revenue, offset in part by an increase in lower margin merchant network services revenue. The decrease in gross profit dollars and percentage in 2001 was primarily due to relatively fixed costs of revenue being spread over decreased revenue, as well as a decrease in higher margin national advertising revenue as a percentage of total net revenue.

Sales and Marketing

     Sales and marketing expenses were $4.7 million, $24.6 million and $29.2 million in 2002, 2001 and 2000, respectively, representing a decrease of $19.9 million, or 80.1%, from 2001 to 2002, and a decrease of $4.6 million, or 15.7%, from 2000 to 2001. The decrease in 2002 was primarily related to the elimination of the non-cash advertising expense related to our former agreement with Viacom, which accounted for $9.7 million and $11.8 million of our sales and marketing expense during 2001 and 2000, respectively. The decrease in 2002 was also attributable to decreases of $6.1 million in other corporate marketing program expenses, $2.0 million in employee salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001, $913,000 in provisions for doubtful accounts, and $770,000 in merchant program expenses. The decrease in 2001 was due primarily to decreases of $3.8 million in merchant services program expenses and

$2.1 million in CBS advertising, offset in part by increases of $533,000 in other advertising expenses, $413,000 in provision for doubtful accounts, $374,000 in employee salaries and benefits and $267,000 in costs associated with additional leased facilities.

Research and Development

     Research and development expenses were $5.4 million, $6.7 million and $3.5 million in 2002, 2001 and 2000, respectively, representing a decrease of $1.3 million, or 18.7%, from 2001 to 2002, and an increase of $3.2 million, or 92.9%, from 2000 to 2001. The decrease in 2002 was due primarily to decreases of $631,000 in outside consulting, $302,000 in employee salaries and benefits, $163,000 in costs associated with leased facilities and $74,000 in recruiting expenses. The increase in 2001 was due primarily to increases of $2.1 million in salaries and benefits associated with new personnel resulting primarily from our acquisition of Envenue, $525,000 in depreciation, $498,000 in outside consulting expenses, and $395,000 in costs associated with additional leased facilities, offset in part by an increase of $389,000 in the capitalization of deferred project costs.

General and Administrative

     General and administrative expenses were $4.1 million, $4.2 million and $3.3 million in 2002, 2001 and 2000, respectively, representing a decrease of $124,000, or 3.0%, from 2001 to 2002, and an increase of $878,000, or 26.6%, from 2000 to 2001. The decrease in 2002 was primarily due to a decrease of $787,000 in salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001 and a decrease of $261,000 in costs associated with leased facilities, offset in part by an increase of $824,000 in expenses for professional services incurred primarily as a result of amendments to our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and the restatement of the financial statements included therein. The increase in 2001 was due primarily to increases of $275,000 in professional services, $261,000 in insurance expenses, $226,000 in salaries and benefits associated with new personnel and $59,000 in depreciation.

Amortization of Goodwill, Intangibles and Other Assets

     Amortization of goodwill, intangibles and other assets was none, $719,000, and $1.2 million in 2002, 2001 and 2000, respectively, representing a decrease of $719,000, or 100.0%, from 2001 to 2002, and $437,000, or 37.8%, from 2000 to
2001. The decrease in 2002 resulted primarily from the absence in 2002 of amortization of goodwill resulting from our acquisition of Envenue, which was written down to zero as of December 2001 as a result of an impairment analysis, and amortization expense associated with a software license, which was fully amortized as of December 2001. The decrease in 2001 resulted primarily from the absence in 2001 of amortization of the value of warrants issued in connection with a co-branded Web site and linking agreement, and a reduction in amortization expense associated with a software license, offset in part by an increase in amortization of goodwill resulting from our purchase of Envenue in November 2000.

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

Special (Credits) Charges

     In the three months ended December 31, 2002, we recorded the reversal of $262,000 in excess restructuring reserves as a special credit. This reversal resulted primarily from better than expected experience in the subleasing of idle office space for which we had reserved as part of our 2002 special charges.

     In December 2001, we recorded net pre-tax special charges of approximately $17.3 million, comprised primarily of $15.6 million for the impairment of certain assets, $1.0 million for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of our workforce. The restructuring resulted in 21 employee separations. These facility closures and employee separation activities were substantially completed during 2002.

     Included in the $15.6 million impairment charge for certain assets is an amount recorded for the impairment of the unamortized portion of the value of the common stock issued and amounts prepaid to AOL. We assessed the value of our assets related to our AOL Directory Agreement for impairment as revenues were lower at the end of the first year of the Directory Agreement than originally anticipated. Based upon impairment analysis which indicated that the carrying amount of these assets would not be fully recovered through estimated undiscounted future operating cash flows, a charge of $11.7 million was recorded as an additional component of special charges during 2001. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

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

     Also included in the impairment charge for certain assets are amounts related to prepaid advertising expenses. As a result of our change in overall strategy from a destination site to a technology provider, we no longer consider this prepaid advertising to be complementary to our corporate strategy. Accordingly, we have recorded $1.4 million for the impairment of these prepaid advertising assets.

     Of the total $1.4 million facilities and severance charge, which is net of the $262,000 special credit recorded in 2002, we currently estimate that $1.2 million is cash related. As of December 31, 2002, $1.3 million of the original $1.4 million accrual had been utilized. We have a remaining liability of $52,000 on our balance sheet as of December 31, 2002 relating to the special charges.

Other Income

     Other income was $2.0 million, $3.2 million and $3.7 million in 2002, 2001 and 2000, respectively, representing a decrease of $1.3 million, or 39.1%, from 2001 to 2002, and a decrease of $469,000, or 12.7%, from 2000 to 2001. The decrease in 2002 was due primarily to a decrease in interest income earned as a result of reduced funds available for investment and a decline in interest rates, and an increase in interest expense incurred as a result of our financing of equipment purchases made during 2001 and 2002, offset in part by a loss on disposal of fixed assets in 2001. The decrease in 2001 was primarily due to a decrease in interest income due to lower available funds for investment, offset in part by a decrease in unrealized losses on an investment.

Net Loss

     Our net loss decreased to $4.0 million in 2002, from $66.8 million in 2001 and $17.0 million in 2000. As of December 31, 2002, our accumulated deficit totaled $108.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, we had total cash and marketable securities of $53.9 million, consisting of $38.4 million of cash and cash equivalents, $1.6 million of restricted cash, $3.6 million of short-term marketable securities and $10.2 million of long-term marketable securities. During 2002, cash increased by $34.2 million, primarily due to cash provided by investing activities of $39.1 million as we moved certain of our investments to more liquid cash equivalents, offset in part by net cash used for operating activities of $4.9 million.

     Net cash used for operating activities for 2002 was $4.9 million, primarily due to a net loss of $4.0 million, $2.0 million paid under the Directory Agreement with AOL, a decrease in accounts payable of $1.3 million and a decrease in accrued restructuring expense of $922,000, offset in part by depreciation and amortization of $3.6 million, as well as various other cash flows from operating activities.

     Net cash provided by investing activities for 2002 was $39.1 million. Investing activities for the period were primarily related to net sales of marketable securities of $40.7 million, purchases of property and equipment of $847,000 and an increase in restricted cash of $766,000.

     Net cash provided by financing activities for 2002 was $9,000, primarily due to the proceeds from the issuance of notes payable of $2.7 million related to the financing of equipment purchases and proceeds of $316,000 from the issuance of stock, offset in part by the purchase of $1.3 million in treasury stock, and payments of capital leases and notes payable of $1.8 million. In February 2002, Viacom Inc. exercised its warrant to purchase 533,468 shares of our common stock pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of common stock. In March 2002, we repurchased the 386,302 shares of our common stock from Viacom at $3.25 per share. The repurchased shares are being held as treasury stock.

     In May 2002, we paid $794,000 to Fleet Capital Corporation to terminate our lease obligations with Fleet Capital Corporation through an early buy-out. In exchange for the amount paid, we assumed all right and title to the assets leased under the facility. Additionally, our requirement to maintain a compensating balance with Fleet National Bank ("Fleet") was eliminated.

     In June 2002, we entered into a loan and security agreement (the "SVB Financing Agreement") with Silicon Valley Bank ("SVB"), under which we have the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30-month period. As of December 31, 2002, we had utilized $2.7 million of this facility. The facility provided for the ability to fund additional equipment purchases of up to $1.3 million through March 31, 2003. We did not utilize the facility in the three months ended March 31, 2003 to fund additional equipment purchases. The agreement also provides for a $1.0 million revolving line of credit. At December 31, 2002, we had no outstanding borrowings under the revolving line of credit.

     As a condition of the SVB Financing Agreement, we are required to maintain in deposit or investment accounts at SVB not less than 95% of our cash, cash equivalents and marketable securities. Additionally, covenants in the agreement require us to maintain in deposit or in investment accounts with SVB at least $20.0 million in unrestricted cash. As part of the transition to SVB, we liquidated $35.7 million in marketable securities previously held at Fleet for transfer to SVB. As a result of this liquidation, we recorded $402,000 in realized gains during 2002. These amounts have been transferred to SVB.

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

     The following table summarizes our long-term contractual obligations as of December 31, 2002 (in thousands):

                                   Less than 1 year   1-3 years        Total
                                   ----------------   ---------        ------
Envenue note payable                    $1,600         $    -          $1,600
Operating lease obligations (a)            689            363           1,052
Other long-term obligations (b)          1,099          1,124           2,223
                                        ------         ------           -----
  Total                                 $3,388         $1,487          $4,875
                                        ======         ======          ======

(a) Excludes our operating lease for our principal administrative, sales and marketing, and research and development facility located in Westboro, Massachusetts. On December 31, 2002, our lease for this space expired. Subsequently, effective January 1, 2003 we entered into a new one-year lease, which will expire on December 31, 2003. Under the new lease, we are required to pay ePresence a base rent of approximately $227,000 during 2003.

(b) Consists of scheduled principal payments on our Silicon Valley Bank Financing Agreement.

     Since our inception, we have significantly increased our operating expenses. We anticipate that our operating expenses and capital expenditures will constitute a material use of our cash resources into the foreseeable future. We expect that we may need to incur advertising expense in future periods, which will require us to spend cash in order to continue to brand our name and increase traffic to our Web site. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are strategic or complementary to our business. We believe that the cash and marketable securities currently available will be sufficient to meet our anticipated cash requirements to fund operations for at least the next 12 months.


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

  Revenue Recognition

     We generate our revenue primarily from our merchant network and banner and site sponsorship advertising. Generally, revenue is recognized as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable. We believe that we are able to make reliable judgments regarding the creditworthiness of our customers based upon historical and current information available to us. There can be no assurances that our payment experience with our customers will be consistent with past experience or that the financial condition of these customers will not decline in future periods, the result of which could be our failure to collect invoiced amounts. Some of these amounts could be material, resulting in an increase in our provision for bad debts.

     In addition to bad debts arising from the any failure to collect monies due from our customers for products and services delivered, under the Directory Agreement we share a portion of bad debts incurred by AOL. The royalty we receive from AOL is primarily based upon revenue recognized by AOL in the period, less any commissions paid on such revenue and any amounts written off by AOL as bad debt. Based upon AOL's historical bad debt experience, we have established and maintained a sales allowance to reserve for our estimate of our portion of AOL's future bad debts associated with revenue recognized during the period. AOL's collection experience with their customers may be inconsistent with its past experience. AOL decides to consider certain of their receivables as bad debt at their own discretion. As a result, should AOL's bad debts exceed our estimates, we will be required to further reduce our revenue for our share of amounts considered uncollectable by AOL. These amounts could be material and have a material adverse effect on our financial position, results of operations and cash flows.

  Risks, Concentrations and Uncertainties

     We invest our cash and cash equivalents primarily in deposits, money market funds and investment grade securities with financial institutions. We have not experienced any material realized losses to date on our invested cash. A potential exposure is a concentration of credit risk in accounts receivable. We maintain reserves for credit losses and, to date, such losses have been within our expectations. These expectations are based on historical experience, analysis of information currently available to us with respect to our customer's financial position, as well as various other factors. While we believe we can make reliable estimates of these matters, it is possible that these estimates may change in the near future due, for example, to changes in market conditions, other economic factors or issues specific to individual customers. A change in estimates could negatively affect our results of operations.

  Accounting for Stock-Based Compensation

     In January 2003, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee comensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for us for the year ended December 31, 2002. We have determined that we will continue to account for stock-based compensation for employees under APB 25, and elect the disclosure-only alternative under SFAS 123 and provide the enhanced disclosures as required by SFAS 148.

     We are required in the preparation of the disclosures required under SFAS 148 to make certain estimates when ascribing a value to stock options granted during the year. These estimates include, but are not limited to, an estimate of the average time option grants will be outstanding before they are ultimately exercised and converted into common stock and an estimate of the future volatility in the market value of our common stock over that period in which the option grants are outstanding. These estimates are integral to the valuing of these option grants. Any changes in these estimates may have a material effect on the value ascribed to these option grants. This would in turn affect the amortization used in the disclosures we make under SFAS 148, which could be material. Further, the rules governing accounting for option grants continue to evolve. Should we be required in future periods to include amortization of stock options, such amortization would have a material adverse effect on our results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2002, the EITF issued Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"), relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. EITF 01-14 is effective for all financial reporting periods beginning after December 15, 2001 and upon adoption, there is a requirement to present comparative prior period financial information. The adoption of EITF 01-14 did not have an impact on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is effective for Switchboard on January 1, 2003. SFAS 146 creates a model whereby a liability is recognized at its fair value in the period in which it is incurred, rather than at the date of commitment to a plan. We do not expect the adoption of SFAS 146 to have a material impact on our financial position, results of operations and cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on our financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2003, are not expected to have a material impact on our financial position or results of operations.

     In November 2002, the EITF finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position, results of operations and cash flows.

FACTORS AFFECTING OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF
STOCK

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of Switchboard in filings with the Securities and Exchange Commission, press releases, communications with investors, and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

                          RISKS RELATED TO OUR BUSINESS

  WE HAVE A HISTORY OF INCURRING NET LOSSES, WE EXPECT OUR NET LOSSES TO CONTINUE FOR AT LEAST THE NEXT QUARTER, IF NOT THE NEXT SEVERAL QUARTERS, AND WE MAY NEVER ACHIEVE PROFITABILITY

     We have incurred significant net losses in each fiscal quarter since our inception. From inception to December 31, 2002, we have incurred net losses totaling $108.7 million. As a result, we need to generate additional revenue to fund our operations. It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will eventually be unable to continue our operations.

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

     In 2002, revenue derived from AOL represented a significant portion of our net revenue. AOL accounted for 41.8% of total net revenue in 2002. We anticipate that AOL will represent greater than 50% of our net revenue during 2003 and will be a material component of our overall business. The termination of our agreement with AOL or the failure of our agreement with AOL to generate these anticipated revenues would have a material adverse effect on our results of operations and financial condition. The term of our agreement with AOL expires in December 2004. We or AOL may elect not to renew the agreement upon its expiration.

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

     Factors that may cause our results of operations to fluctuate include:

     * the addition, loss or success of relationships with third parties that are our source of new merchants or that license our software;
     * the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;
     * technical difficulties or failures affecting our systems or the Internet in general;
     * the cost of acquiring, and the availability of, content, including directory information and maps; and
     * the fact that our expenses are only partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short term.

     As a result of these or other factors, results in any future quarter may be below the expectations of securities analysts or investors. If so, the market price of our common stock may decline significantly.

  WE DEPEND ON MERCHANT NETWORK ALLIANCE PARTNERSHIPS WITH THIRD PARTIES TO GROW OUR BUSINESS AND OUR BUSINESS MAY NOT GROW IF THE MERCHANT NETWORK ALLIANCE PARTNERSHIPS UPON WHICH WE DEPEND FAIL TO PRODUCE THE EXPECTED BENEFITS OR ARE TERMINATED

     Our business depends upon our ability to maintain and benefit from our existing merchant network alliance partnerships and to establish additional merchant network alliance partnerships. For our business to be successful, we must expand our merchant network and generate significant revenue from that initiative. The success of our merchant network depends in substantial part upon our ability to access a broad base of local merchants. The merchant base is highly fragmented. Local merchants are difficult to contact efficiently and cost-effectively. Consequently, we depend on relationships with merchant network alliance partners to sell Internet yellow pages advertising in our merchant network to local merchants and to provide billing and other administrative services relating to our merchant services. The termination of any strategic relationship with a merchant network alliance partner would significantly impair our ability to attract potential local merchant customers and deliver our merchant services to our current customers. Furthermore, we cannot be certain that we will be able to develop or maintain relationships with new merchant network alliance partners on terms acceptable to us or at all.

     In addition to our relationship with AOL, we have entered into relationships with merchant network alliance partners and third-party content providers. These parties may not perform their contractual obligations to us and, if they do not, we may not be able to require them to do so. Some of our strategic customer and supplier relationships may be terminated by either party on short notice.

     Our strategic customer and supplier relationships are in early stages of development. These relationships may not provide us benefits that outweigh the costs of the relationships. If any strategic customer or supplier demands a greater portion of revenue or requires us to make payments for access to its Web site, we may need to terminate or refuse to renew that relationship, even if it had been previously profitable or otherwise beneficial. In addition, if we lose a significant strategic partner, we may be unable to replace that relationship with other strategic relationships with comparable revenue potential, content or user demographics.

  IF WE CANNOT DEMONSTRATE THE VALUE OF OUR MERCHANT SERVICES TO LOCAL MERCHANTS ENROLLED TO RECEIVE OUR SERVICES THROUGH OUR MERCHANT NETWORK ALLIANCE PARTNERS, THOSE LOCAL MERCHANT CUSTOMERS MAY STOP USING THESE SERVICES, WHICH COULD REDUCE OUR REVENUE

     We may be unable to demonstrate the value of our merchant services to local merchants enrolled to receive our services through our merchant network alliance partners. If local merchants cancel our various services, which are generally provided on a month-to-month basis, our revenue could decline and we may need to incur additional expenditures to obtain new local merchant customers. We do not presently provide data demonstrating the number of leads generated by our merchant services. Regardless of whether our merchant services effectively produce leads, our local merchant customers may not know the source of the leads and may cancel our merchant services.

  THE ATTRACTIVENESS OF OUR SERVICES COULD DIMINISH IF WE ARE NOT ABLE TO LICENSE ACCURATE DATABASE INFORMATION FROM THIRD-PARTY CONTENT PROVIDERS

     We principally rely upon single third-party sources to provide us with our business and residential listings data and mapping data. The loss of any one of these sources or the inability of any of these sources to collect their data could significantly and adversely affect our ability to provide information to consumers. Although other sources of database information exist, we may not be able to integrate data from these sources into our database systems in a timely, cost-effective manner, or without an inordinate disruption of internal engineering resources. Other sources of data may not be offered on terms acceptable to us. Moreover, a consolidation by Internet-related businesses could reduce the number of content providers with which we could form relationships.

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

     The success of our business depends on the quality of our services and that quality is substantially dependent on the accuracy of data we license from third parties. Any failure to maintain accurate data could impair the reputation of our brand and our services, reduce the volume of users attracted to our Web site as well as the Web sites of our merchant network alliance partners, and diminish the attractiveness of our service offerings to those merchant network alliance partners, advertisers and content providers.

  ePRESENCE'S MAJORITY OWNERSHIP INTEREST IN US WILL PERMIT ePRESENCE TO CONTROL MATTERS SUBMITTED FOR APPROVAL OF OUR STOCKHOLDERS, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL OR DEPRESS OUR STOCK PRICE

     As of December 31, 2002, ePresence beneficially owned approximately 52.0% of our common stock. Based upon this majority interest in us, ePresence is generally able to control all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Presently, three of the six members of our Board of Directors are officers or directors of ePresence. ePresence's control over us could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a more optimal return on investment. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us.

     ePresence may elect to sell all or a substantial portion of its capital stock to one or more third parties, in which case a third party with whom we have no prior relationship could exercise the same degree of control over us as ePresence presently does.

  WE RELY ON A SMALL NUMBER OF CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

     We derive a substantial portion of our net revenue from a small number customers. During 2002, net revenue derived from our top ten customers accounted for approximately 68.3% of our total net revenue. Additionally, net revenue derived from AOL alone accounted for 41.8% of our total net revenue in 2002. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

  IF WE DO NOT INTRODUCE NEW OR ENHANCED OFFERINGS TO OUR MERCHANT NETWORK ALLIANCE PARTNERS, WE MAY BE UNABLE TO ATTRACT AND RETAIN THOSE MERCHANT NETWORK ALLIANCE PARTNERS, WHICH WOULD SIGNIFICANTLY IMPEDE OUR ABILITY TO GENERATE REVENUE

     We need to introduce new or enhanced products and services to attract and retain merchant network alliance partners, and remain competitive. Our industry has been characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions embodying new technologies. These changes could render our technology, systems and Web site obsolete. If we do not periodically enhance our existing products and services, develop new technologies that address sophisticated and varied consumer needs, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis and address evolving customer preferences, our products and services may not be attractive to merchant network alliance partners, which would significantly impede our revenue growth. In addition, if any new product or service introduction, such as the Switchboard Matrix system with enhanced search capabilities, is not favorably received, our reputation and our brand could be damaged. We may also experience difficulties that could delay or prevent us from introducing new products and services.

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

     We believe that our management must be able to act decisively to apply and adapt our business model in the rapidly changing Internet markets in which we compete. In addition, we rely upon our technical employees to develop and maintain much of the technology used to provide our products and services. Consequently, we believe that our success depends largely on our ability to attract and retain highly skilled managerial and technical personnel. We may not be able to hire or retain the necessary personnel to implement our business strategy. In addition, we may need to pay higher compensation to employees than we currently expect.

  THE MARKETS FOR INTERNET CONTENT, SERVICES AND ADVERTISING ARE HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE SUCCESSFULLY WILL LIMIT OUR ABILITY TO INCREASE OR RETAIN OUR MARKET SHARE

     Our failure to maintain and enhance our competitive position would limit our ability to increase or maintain our market share, which would seriously harm our business. We compete in the markets for Internet content, services and advertising. These markets are new, rapidly evolving and highly competitive. We expect this competition to intensify in the future. We compete, or expect to compete, with many providers of Internet content, information services and products, as well as with traditional media, for audience attention and advertising and sponsorship revenue. We license much of our database content under non-exclusive agreements with third-party providers which are in the business of licensing their content to many businesses, including our current and potential competitors. Many of our competitors are substantially larger than we are and have substantially greater financial, infrastructure and personnel resources than we have. In addition, many of our competitors have well-established, large, and experienced sales and marketing capabilities and greater name recognition than we have. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in customer requirements. They may also develop and promote their products and services more effectively than we do. Moreover, barriers to entry are not significant, and current and new competitors may be able to launch new Web sites at a relatively low cost. We therefore expect additional competitors to enter these markets.

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

     We will have to expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic on our Web site or our merchant network alliance partners' Web sites increases substantially. We could experience temporary capacity constraints that may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our inability to upgrade and expand as required could impair the reputation of our brand and our services, reduce the volume of users able to access our Web site, and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers. Because we developed these systems internally, we must either dedicate substantial internal resources to monitor, maintain and upgrade these systems or contract with an outside supplier for these services at substantial expense.

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

     We have limited experience in acquiring businesses and have very limited experience in acquiring complementary technologies. In May 1998, we acquired MapsOnUs, and in November 2000, we acquired Envenue. In the future we may undertake additional acquisitions. Acquisitions, in general, involve numerous risks, including:

     * diversion of our management's attention;
     * future impairment of substantial goodwill, adversely affecting our reported results of operations;
     * inability to retain the management, key personnel and other employees of the acquired business;
     * inability to assimilate the operations, products, technologies and information systems of the acquired business with our business; and
     * inability to retain the acquired company's customers, affiliates, content providers, advertisers and key personnel.

  OUR INTERNALLY DEVELOPED SOFTWARE MAY CONTAIN UNDETECTED ERRORS, WHICH COULD LIMIT OUR ABILITY TO PROVIDE OUR PRODUCTS AND SERVICES AND DIMINISH THE ATTRACTIVENESS OF OUR SERVICE OFFERINGS

     We use internally developed, custom software to provide our products and services. This software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our services, impair the reputation of our brand and our services, reduce the volume of users who visit our Web site and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers.

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


                          RISKS RELATED TO THE INTERNET

  IF THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING DOES NOT BECOME FULLY ESTABLISHED, THE GROWTH OF OUR YELLOW PAGES AND BANNER AND SITE SPONSORSHIP ADVERTISING REVENUE WILL SUFFER

     Our business model is heavily dependent upon increasing our sales, ultimately through our merchant network alliance partners, of yellow pages advertising to local merchants. If use of Internet yellow pages by consumers does not increase, Internet yellow pages advertising will not become more attractive to merchants and our yellow pages advertising revenue growth will suffer.

     Similarly, if Internet banner and site sponsorship advertising fails to gain wide acceptance and to grow from year to year, our banner and site sponsorship revenue will be affected. Even though we anticipate that revenue from banner and site sponsorship advertisements will decline as a percentage of our future revenue, our future success still depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 12.1%, 33.1% and

58.4% of our net revenue from the sale of banner and site sponsorship advertisements during 2002, 2001 and 2000, respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. Many of our merchant network alliance partners' current and potential local merchant customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

     These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. In addition, there are some software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software could significantly undermine the commercial viability of Internet advertising. If the market for Internet advertising fails to develop or develops more slowly than we expect, our revenue will suffer.

     There are currently no generally accepted standards for the measurement of the effectiveness of Internet advertising. Standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. Our banner and site sponsorship advertising customers may challenge or refuse to accept either our or third-party measurements of advertisement delivery.

  IF WE ARE SUED FOR CONTENT DISTRIBUTED THROUGH, OR LINKED TO BY, OUR WEB SITE OR THOSE OF OUR MERCHANT NETWORK ALLIANCE PARTNERS, WE MAY BE REQUIRED TO SPEND SUBSTANTIAL RESOURCES TO DEFEND OURSELVES AND COULD BE REQUIRED TO PAY MONETARY DAMAGES

     We aggregate and distribute third-party data over the Internet. In addition, third-party Web sites are accessible through our Web site or those of our merchant network alliance partners. As a result, we could be subject to legal claims for defamation, negligence, intellectual property infringement and product or service liability. Other claims may be based on errors or false or misleading information provided on our Web site. Other claims may be based on links to sexually explicit Web sites and sexually explicit advertisements. We may need to expend substantial resources to investigate and defend these claims, regardless of whether we successfully defend against them. While we carry general business insurance, the amount of coverage we maintain may not be adequate. In addition, implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our content to users.

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

     All the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2002.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements


Report of Ernst & Young LLP, Independent Auditors............................................ 36
Report of PricewaterhouseCoopers LLP, Independent Accountants................................ 37
Consolidated Balance Sheets as of December 31, 2002 and 2001................................. 38
Consolidated Statements of Operations for each of the years in the three-year period ended
  December 31, 2002, 2001 and 2000........................................................... 39
Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2002, 2001 and 2000.............................................. 40
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002, 2001 and 2000..................................................... 42
Notes to Consolidated Financial Statements................................................... 43

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of Switchboard Incorporated

     We have audited the accompanying consolidated balance sheets of Switchboard Incorporated as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Switchboard Incorporated at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Boston, Massachusetts
January 24, 2003, except as to the settlement of the lawsuit described in Note M, as to which the date is February 19, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Switchboard, Inc.:

In our opinion, the consolidated statement of operations, shareholders' equity and cash flows for the year ended December 31, 2000 present fairly, in all material respects the results of operations and cash flows of Switchboard, Inc. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2001

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                December 31,
                                                                                         ----------------------------
                                                                                           2002                2001
                                                                                         --------            --------
Assets:
Cash and cash equivalents                                                                $ 38,390            $  4,212
Short-term marketable securities                                                            3,589              36,547
Restricted cash (Note G)                                                                    1,640                 874
Accounts receivable, net of allowance of $350 and $500, respectively                        1,558               1,635
Unbilled receivables                                                                          160                 623
Other current assets                                                                          330                 631
                                                                                         --------            --------
     Total current assets                                                                  45,667              44,522

Long-term marketable securities                                                            10,244              18,333
Property and equipment, net                                                                 1,877               2,885
Other assets, net                                                                               -                  95
                                                                                         --------            --------

     Total assets                                                                        $ 57,788            $ 65,835
                                                                                         ========            ========

Liabilities and stockholders' equity:
Accounts payable                                                                             $966              $2,279
Accrued expenses                                                                            1,437               3,253
Deferred revenue                                                                              475                 761
Payable related to acquisition                                                              1,600               2,000
Note payable, current portion                                                               1,099                   -
Capital lease obligation, current portion                                                       -                 357
                                                                                         --------            --------
     Total current liabilities                                                              5,577               8,650

Note payable, net of current portion                                                        1,124                   -
Capital lease obligation, net of current portion                                                -                 518
                                                                                         --------            --------
     Total liabilities                                                                      6,701               9,168

Commitments and contingencies (Note M)                                                          -                   -

Stockholders' equity:
Preferred Stock, $0.01 par value per share; 4,999,999 shares authorized and
     undesignated, none issued and outstanding                                                  -                   -
Series E special voting preferred stock, $0.01 par value per share; one share
     authorized and designated. No shares issued and outstanding.                               -                   -
Common stock, $0.01 par value per share; authorized 85,000,000 shares.
     Issued 19,227,230 shares and outstanding 18,840,928 shares as of December 31,
     2002.  Issued and outstanding 18,265,065 shares as of December 31, 2001.                 192                 183
Treasury stock, at cost, 386,302 shares as of December 31, 2002.                           (1,255)                  -
Additional paid-in capital                                                                162,437             160,681
Note and interest receivable for issuance of restricted common stock                       (1,520)                  -
Unearned compensation                                                                        (178)               (334)
Accumulated other comprehensive income                                                        156                 923
Accumulated deficit                                                                      (108,745)           (104,786)
                                                                                         --------            --------
     Total stockholders' equity                                                            51,087              56,667
                                                                                         --------            --------
Total liabilities and stockholders' equity                                               $ 57,788            $ 65,835
                                                                                         ========            ========

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                           Years Ended December 31,
                                                                  -----------------------------------------
                                                                   2002             2001             2000
                                                                  -------         --------         --------
   Revenue                                                        $13,747         $ 13,326         $ 20,310
   Consideration given to a customer                               (2,000)          (4,048)            (412)
                                                                  -------         --------         --------
        Net revenue                                                11,747            9,278           19,898

   Cost of revenue                                                  3,744            3,518            3,490
                                                                  -------         --------         --------

   Gross profit                                                     8,003            5,760           16,408

   Operating expenses:
   Sales and marketing                                              4,683           24,606           29,183
   Research and development                                         5,446            6,702            3,474
   General and administrative                                       4,057            4,181            3,303
   Amortization of goodwill, intangibles and other
     assets                                                             -              719            1,156
   Loss on Viacom transaction                                           -           22,203                -
   Special (credit) charges                                          (262)          17,324                -
                                                                  -------         --------         --------
        Total operating expenses                                   13,924           75,735           37,116
                                                                  -------         --------         --------

   Loss from operations                                            (5,921)         (69,975)         (20,708)

   Other income (expense):
   Interest income (net)                                            1,712            3,426            4,526
   Realized gain on sales of marketable securities, net               382               92                6
   Other-than-temporary unrealized loss on investment                   -              (55)            (714)
   Other expense                                                     (132)            (242)            (128)
                                                                  -------         --------         --------
        Total other income                                          1,962            3,221            3,690
                                                                  -------         --------         --------

   Net loss                                                        (3,959)         (66,754)         (17,018)

   Accrued dividends for preferred stockholders                         -                -              270
                                                                  -------         --------         --------

   Net loss attributable to common stockholders                   $(3,959)        $(66,754)        $(17,288)
                                                                  =======         ========         ========

   Basic and diluted net loss per share attributable to
     common stockholders                                           $(0.21)          $(2.83)          $(0.75)
                                                                   ======           ======           ======

   Shares used in computing basic and diluted
     net loss per share attributable to common
     stockholders                                                  18,515           23,590           22,974

   Unaudited pro forma basic and diluted net loss per
     share (Note B)                                                                                  $(0.72)
                                                                                                     ======

   Shares used in computing unaudited pro forma basic
     and diluted net loss per share                                                                  23,607

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                      Series E
                                   Special Voting                     Treasury Stock
                                   Preferred Stock    Common Stock       at Cost
                                   ---------------  ---------------- ----------------
                                    Number                           Number              Additional
                                     of              Number            of                 Paid in
                                   Shares    Value  of Shares  Value Shares    Value      Capital
                                   ------    -----  ---------- ----- -------  -------    ----------
Balance, December 31, 1999              1      $ -  14,663,934  $147       -  $     -     $ 75,666
Issuance of common stock under
  stock option and stock purchase
  plans                                 -        -     157,627     2       -        -          631
Issuance of stock options to non-
  Employees                             -        -           -     -       -        -           38
Issuance of common stock pursuant
  to the Company's initial public
  offering                              -        -   6,325,000    62       -        -       86,241
Conversion of preferred to
  common stock in connection with
  the Company's initial public
  offering                              -        -   3,552,421    36       -        -       16,555
Issuance of common stock and
  warrants related to third
  party agreements                      -        -     934,632     9       -        -        3,482
Non-cash advertising and
  promotion Expenses                    -        -           -     -       -        -            -
Accrued dividends for preferred
  Stockholders                          -        -           -     -       -        -         (271)
Change in net unrealized gain on
  Investments                           -        -           -     -       -        -            -
Net loss                                -        -           -     -       -        -            -

Comprehensive loss                      -        -           -     -       -        -            -
                                       --      ---  ----------  ---- -------  -------     --------
Balance, December 31, 2000              1        -  25,633,614   256       -        -      182,342
Issuance of common stock under
  stock option and stock purchase
  plans                                 -        -     120,011     1       -        -          259
Expenses resulting from issuance
  of common stock and warrants
  related to third party
  agreements                            -        -           -     -       -        -         (110)
Unearned compensation associated
  with grant of below market
  stock options to an employee          -        -           -     -       -        -          436
Amortization of unearned
  compensation                          -        -           -     -       -        -            -
Restructuring of Viacom Inc.
  relationship                         (1)        - (7,488,560)  (74)      -        -      (22,246)
Non-cash advertising and
  promotion Expenses                    -        -           -     -       -        -            -
Change in net unrealized gain on
   Investments                          -        -           -     -       -        -            -
Net loss                                -        -           -     -       -        -            -

Comprehensive loss                      -        -           -     -       -        -            -
                                       --      ---  ----------  ---- -------  -------     --------
Balance, December 31, 2001              -        -  18,265,065   183       -        -      160,681
Issuance of common stock under
  stock option and stock purchase
  plans                                 -        -     125,863     -       -        -          316
Issuance of common stock to
  officer under stock incentive
  plan                                  -        -     450,000     5       -        -        1,444
Issuance of common stock under
  warrant agreement                     -        -     386,302     4       -        -           (4)
Repurchase of shares                    -        -           -     - 386,302   (1,255)           -
Interest due under note
  receivable                            -        -           -     -       -        -            -
Amortization of unearned
  compensation                          -        -           -     -       -        -            -
Change in net unrealized gain on
  Investments                           -        -           -     -       -        -            -
Net loss                                -        -           -     -       -        -            -

Comprehensive loss                      -        -           -     -       -        -            -
                                       --      ---  ----------  ---- -------  -------     --------
Balance, December 31, 2002              -      $ -  19,227,230  $192 386,302  $(1,255)    $162,437
                                        =      ===  ==========  ==== =======  =======     ========

                            SWITCHBOARD INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)
                                  (continued)

                                                                            Accumulated                     Total
                                                                               Other                     Stockholders'
                                       Note    Contribution    Unearned     Comprehensive  Accumulated      Equity
                                    Receivable  Receivable   Compensation      Income       Deficit        (Deficit)
                                    ----------  -----------  ------------   -------------  -----------     ---------
Balance, December 31, 1999            $     -      $(66,243)       $   -         $1,856     $ (21,014)      $(9,588)
Issuance of common stock under
  stock option and stock purchase
  plans                                     -             -            -              -             -           633
Issuance of stock options to non-
  Employees                                 -             -            -              -             -            38
Issuance of common stock pursuant
  to the Company's initial public
  offering                                  -             -            -              -             -        86,303
Conversion of preferred to
  common stock in connection with
  the Company's initial public
  offering                                  -             -            -              -             -        16,591
Issuance of common stock and
  warrants related to third
  party agreements                          -           214            -              -             -         3,705
Non-cash advertising and
  promotion Expenses                        -        11,825            -              -             -        11,825
Accrued dividends for preferred
  Stockholders                              -             -            -              -             -          (271)
Change in net unrealized gain on
  Investments                               -             -            -         (1,488)            -        (1,488)
Net loss                                    -             -            -              -       (17,018)      (17,018)
                                                                                                            -------
Comprehensive loss                          -             -            -              -             -       (18,506)
                                      -------      --------        -----         ------     ---------       -------
Balance, December 31, 2000                  -       (54,204)           -            368       (38,032)       90,730
Issuance of common stock under
  stock option and stock purchase
  plans                                     -             -            -              -             -           260
Expenses resulting from issuance
  of common stock and warrants
  related to third party
  agreements                                -             -            -              -             -          (110)
Unearned compensation associated
  with grant of below market
  stock options to an employee              -             -         (436)             -             -             -
Amortization of unearned
  compensation                              -             -          102              -             -           102
Restructuring of Viacom Inc.
  relationship                              -        44,524            -              -             -        22,204
Non-cash advertising and
  promotion Expenses                        -         9,680            -              -             -         9,680
Change in net unrealized gain on
   Investments                              -             -            -            555             -           555
Net loss                                    -             -            -              -       (66,754)      (66,754)
                                                                                                            -------
Comprehensive loss                          -             -            -              -             -       (66,199)
                                      -------      --------        -----         ------     ---------       -------
Balance, December 31, 2001                  -             -         (334)           923      (104,786)       56,667
Issuance of common stock under
  stock option and stock purchase
  plans                                     -             -            -              -             -           316
Issuance of common stock to
  officer under stock incentive
  plan                                 (1,449)            -            -              -             -             -
Issuance of common stock under
  warrant agreement                         -             -            -              -             -             -
Repurchase of shares                        -             -            -              -             -        (1,255)
Interest due under note
  receivable                              (71)            -            -              -             -           (71)
Amortization of unearned
  compensation                              -             -          156              -             -           156
Change in net unrealized gain on
  Investments                               -             -            -           (767)            -          (767)
Net loss                                    -             -            -              -        (3,959)       (3,959)
                                                                                                            -------
Comprehensive loss                          -             -            -              -             -        (4,726)
                                      -------      --------        -----         ------     ---------       -------
Balance, December 31, 2002            $(1,520)     $      -        $(178)        $  156     $(108,745)      $51,087
                                      =======      ========        =====         ======     =========       =======

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Years Ended December 31,
                                                                                     -------------------------------------
                                                                                      2002           2001           2000
                                                                                     -------       --------       --------
Cash flows from operating activities:
  Net loss                                                                           $(3,959)      $(66,754)      $(17,018)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   1,551          2,649          1,312
       Amortization of unearned compensation                                             156            102              -
       Non-cash interest income on note receivable                                       (71)             -              -
       Gain on sale of marketable securities                                            (414)             -              -
       Loss on disposal of property and equipment                                          -            176            124
       Expense related to warrant grants                                                                  -            552
       Amortization of AOL assets                                                      2,000          4,048            412
       Non-cash advertising and promotion expense                                          -          9,680         11,824
       Loss on Viacom Inc. transaction                                                     -         22,203              -
       Special (credit) charges, non-cash portion                                       (262)        16,955              -
       Other-than-temporary unrealized loss on available for sale
         investments                                                                       6             55            714
       Expenses resulting from issuance of common stock
         and warrants related to third party agreements                                    -           (110)             -

     Changes in operating assets and liabilities:
       Accounts receivable                                                                76          3,937         (5,479)
       Unbilled receivables                                                              463            954          1,391
       Other current assets                                                              300         (5,608)          (220)
       Other assets                                                                       95          1,833         (6,384)
       Directory services agreement                                                   (2,000)             -         (6,500)
       Accounts payable                                                               (1,313)           991            501
       Accrued expenses                                                                 (325)        (1,266)           158
       Accrued restructuring                                                            (922)         1,410              -
       Deferred revenue                                                                 (286)          (751)           163
                                                                                     -------       --------       --------
          Net cash used in operating activities                                       (4,905)        (9,496)       (18,450)

Cash flows from investing activities:
       Purchases of property and equipment                                              (847)        (2,942)        (1,017)
       Acquisition of business                                                             -              -            (77)
       Restricted cash                                                                  (766)          (874)             -
       Proceeds from sales (purchases) of marketable securities, net                  40,687         (2,383)       (51,568)
                                                                                     -------       --------       --------
          Net cash provided by (used in) investing activities                         39,074         (6,199)       (52,662)

Cash flows from financing activities:
       Proceeds from issuance of common stock, net                                       316            260         86,907
       Purchase of treasury stock                                                     (1,255)             -              -
       Proceeds from issuance of note payable                                          2,747              -              -
       Proceeds from sales-type leases                                                     -          1,101              -
       Payments on capital leases and notes payable                                   (1,799)          (226)          (628)
                                                                                     -------       --------       --------
          Net cash provided by financing activities                                        9          1,135         86,279
                                                                                     -------       --------       --------

Net increase (decrease) in cash and cash equivalents                                  34,178        (14,560)        15,167

Cash and cash equivalents at beginning of year                                         4,212         18,772          3,605
                                                                                     -------       --------       --------
Cash and cash equivalents at end of year                                             $38,390       $  4,212       $ 18,772
                                                                                     =======       ========       ========

Supplemental schedule of cash flow information:
   Interest paid                                                                        $161            $66            $42

Supplemental statement of non-cash investing and financing activity:
   Conversion of redeemable preferred stock into common stock                              -              -        $16,590
   Issuance of common stock for  Directory Agreement                                       -              -         $2,968
   Issuance of payable and stock options related to acquisition                            -              -         $2,038
   Unrealized (gain) loss on investments                                                $767          $(555)        $1,488

         See accompanying notes.

                            SWITCHBOARD INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

A. Nature of Business

     Switchboard Incorporated, a Delaware corporation (the "Company"), commenced operations in February 1996. From the Company's inception (February 19, 1996) until March 7, 2000, the Company was a unit and later a subsidiary of ePresence Inc. (formerly Banyan Worldwide, "ePresence"). As of December 31, 2002, ePresence beneficially owned approximately 52.0% of the Company's common stock. The Company is a provider of Web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offers online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. The Company offers a broad range of functions, content and services, including yellow and white pages, product searching, location based searching and interactive maps and driving directions. The Company's Web site, Switchboard.com, is a showcase for the Company's technology and breadth of directory product offerings, and is a resource for consumers and businesses alike. The Company offers its users local information about people and businesses across the United States. The Company operates in one business segment as a provider of Web-hosted directory technologies and customized yellow pages platforms.

     The Company is subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, acceptance and effectiveness of Internet advertising, dependence on principal products and third-party technology, new product development, new product introductions and other activities of competitors, dependence on key personnel, security and privacy issues, dependence on strategic customer and vendor relationships and limited operating history.

     The Company has also experienced substantial net losses since its inception and, as of December 31, 2002, had an accumulated deficit of $108.7 million. Such losses and accumulated deficit resulted from the Company's lack of substantial revenue and significantly increased costs incurred in the development of the Company's products and services, in the preliminary establishment of the Company's infrastructure and in the development of the Company's brand. The Company expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. The Company believes that the funds currently available would be sufficient to fund operations through at least the next 12 months.

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company classifies all of its marketable equity securities as available for sale securities. These securities are valued at fair value and consist primarily of U.S government securities, corporate and municipal issues and interest bearing deposits with major banks. Unrealized holdings gains and losses are reported as a component of accumulated other comprehensive income, a separate component of Stockholders' Equity. Other-than-temporary unrealized losses are reported as a component of other income (expense) within the Statement of Operations.

     In 2002, 2001 and 2000, purchases of marketable securities were $12.8 million, $81.9 million and $408.7 million respectively. In 2002, 2001 and 2000, proceeds from sales and maturities of marketable securities were $53.5 million, $79.5 million and $357.1 million, respectively. In 2002, the Company recorded $57,000 in realized losses on marketable securities.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated asset lives:

         Computers, peripherals and servers.........3 years
         Office equipment.........................3-5 years
         Software...................................3 years
         Furniture and fixtures.....................5 years

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

Goodwill and Intangibles

     The Company recorded amounts in excess of assets acquired pursuant to its acquisition of Envenue, Inc. ("Envenue") in November 2000 as goodwill. Pursuant to a distribution agreement the Company entered into with America Online, Inc. ("AOL", the "Directory Agreement"), the Company issued shares of its common stock to AOL. The value of these shares of common stock had been recorded as an intangible asset, and had been amortized on a straight-line basis over the life of the Directory Agreement. As of December 31, 2001, the Company evaluated the net realizable value of all of its assets related to AOL and Envenue as a result of lower than anticipated revenues in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and determined that both its assets related to AOL and Envenue had been impaired. As a result, the Company recorded a loss on impairment as a component of its fourth quarter of 2001 special charges to earnings (Notes F, G and R).

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. The adoption of SFAS 142 did not have a material effect on the financial statements as of December 31, 2002 or for the year then ended.

Impairment of Long-Lived Assets

     In accordance with SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 144"), the Company periodically evaluates its long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors including past operating results, budgets and economic projections, market trends and product development cycles. An impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than its carrying value. The adoption of SFAS 144 did not have a material effect on the financial statements as of December 31, 2002 or for the year then ended.

Advertising Expense

     Advertising costs are expensed as incurred and totaled $34,000, $15,430,000 and $16,719,000 in the years ended December 31, 2002, 2001 and 2000, respectively. In 2001 and 2000, the costs included $9,680,000 and $11,824,000 of non-cash advertising received from Viacom Inc. (formerly CBS Corporation) (Note
L), respectively.

  Revenue Recognition

     The Company generates its revenue primarily from its merchant network and banner and site sponsorship advertising. Generally, revenue is recognized as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable. The Company believes that it is able to make reliable judgments regarding the creditworthiness of its customers based upon historical and current information available to the Company. There can be no assurances that the Company's payment experience with its customers will be consistent with past experience or that the financial condition of these customers will not decline in future periods, the result of which could be the failure to collect invoiced amounts. Some of these amounts could be material, resulting in an increase in the Company's provision for bad debts.

     Revenues earned under the merchant network consist of advertising and platform services. Through its merchant network, the Company offers certain merchant network alliance partners the ability to offer Switchboard.com distribution to their merchant advertisers. These efforts are reflected in the Company's merchant network advertising revenues. For these advertising services, the merchant network alliance partners pay the Company a monthly fee based on the number of advertisements placed into Switchboard.com. The Company recognizes this monthly fee as revenue as it is earned. Platform services relate to the Company's offerings to its merchant network alliance partners, under which those merchant network alliance partners can enter into a development and licensing arrangement with the Company whereby the Company creates and/or modifies a private labeled web-hosted directory platform. Once the web-hosted directory platform is operational, the Company also earns additional fees based on the number of merchants promoted within the platform. Revenue received by the Company for such development and licensing arrangements is deferred until such time as the customer accepts the platform. After acceptance by the customer, revenue from such development and licensing agreements is recognized ratably over the remaining life of the agreement. Any per merchant license fees or additional engineering and other services fees earned are recognized as earned due to their variable nature. In addition, included as an offset to revenue is consideration given to customers, for which the benefits of such consideration are not separately identifiable from the revenue obtained from those customers (Note C).

     Revenues earned under the Company's banner and site sponsorships consist principally of advertising revenue earned though the Switchboard.com Web site. Specifically, the Company offers both site-wide banner and category specific banner programs on the Switchboard.com Web site.

     Deferred revenue is principally comprised of billings relating to advertising agreements and licensing fees received pursuant to advertising or services agreements in advance of revenue recognition. Unbilled receivables are principally comprised of revenues earned and recognized in advance of invoicing customers, resulting primarily from contractually defined billing schedules.

Risks, Concentrations and Uncertainties

     The Company invests its cash and cash equivalents primarily in deposits, money market funds and investment grade securities with financial institutions. The Company has not experienced any realized losses to date on its invested cash.

     A potential exposure to the Company is a concentration of credit risk in accounts receivable. The Company minimizes this risk by maintaining reserves for credit losses and, to date, such losses have been within management's expectations. As of December 31, 2002 and 2001, AOL accounted for 28.8% and 47.3% of accounts receivable, respectively. AOL accounted for 41.8% of net revenue for the year ended December 31, 2002. One customer accounted for 11.6% of net revenue in the year ended December 31, 2001. One customer accounted for 16.1% of net revenue for the year ended December 31, 2000.

Income Taxes

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

Accounting for Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") through disclosure only (Note O). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

     In January 2003, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee comensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company for the year ended December 31, 2002. The Company has determined that it will continue to account for stock-based compensation for employees under APB 25, and elect the disclosure-only alternative under SFAS 123 and provide the enhanced disclosures as required by SFAS 148.

     At December 31, 2002, the Company has three stock-based employee compensation plans, which are more fully described in Note Q. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. The table below illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Because options vest over several years and additional option grants are expected to be made in future years, the below pro-forma effects are not necessarily indicative of the pro-forma effects on future years.

                                                                               Years Ended December 31,
                                                                         -----------------------------------
                                                                          2002          2001          2000
                                                                         -------      --------      --------
Net loss attributable to common stockholders as reported                 $(3,959)     $(66,754)     $(17,288)
Add:    Stock-based employee compensation expense included
        in reported net loss attributable to common
        stockholders, net of related tax effects                             156           102             -
Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                                (1,220)       (6,568)       (5,842)
                                                                         -------      --------      --------
Pro-forma net loss attributable to common stockholders                   $(5,023)     $(73,220)     $(23,130)
                                                                         =======      ========      ========

Basic and diluted pro forma net loss per share attributable to
  common stockholders                                                     $(0.27)       $(3.10)       $(1.01)
                                                                          ======        ======        ======
Shares used in computing basic and diluted pro forma net loss
  per share attributable to common stockholders                           18,515        23,590        22,974

Unaudited pro forma basic and diluted pro forma net loss per
  share                                                                                               $(0.72)
                                                                                                      ======
Shares used in computing unaudited pro forma basic and
  diluted pro forma net loss per share                                                                23,607

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the following periods:

                                      Years Ended December 31,
                                 ---------------------------------
                                   2002        2001         2000
                                 -------      -------      -------
Dividend yield                         0%           0%           0%
Expected volatility                  130%         130%         100%
Risk free interest rate              3.9%         4.3%         6.2%
Expected lives                   4 years      4 years      4 years

     The weighted average grant date fair values using the Black-Scholes option pricing model were $3.28, $3.99 and $5.85 during the years ended December 31, 2002, 2001 and 2000, respectively.

Net Loss per Share and Pro Forma Net Loss per Share

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding less any restricted shares. In 2000, the net loss used in the calculation of basic net loss per share attributable to common stockholders is increased by the accrued dividends for the preferred stock outstanding in the period. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants are antidilutive for all periods presented and are therefore excluded from the calculation. During the years ended December 31, 2002, 2001 and 2000, options to purchase 3,566,603, 4,206,080 and 3,526,080 shares of common stock, respectively, preferred stock convertible into none, none and one shares of common stock, respectively, warrants for 918,468, 918,468 and 1,451,937 shares of common stock, respectively, and restricted common stock of 300,000, 746,260 and none, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. Pro forma basic and diluted net loss per share have been calculated in 2000 assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance.

Comprehensive Loss

     The Company adheres to SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in stockholders' equity during a period, except those resulting from investment by owners and distribution to owners, in comprehensive income in the period in which they are recognized.

Derivative Instruments and Hedging

     During 2002, 2001 and 2000, the Company had no derivative investments or accounting hedges in place.

Recent Accounting Pronouncements

     In January 2002, the EITF issued Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"), relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. EITF 01-14 is effective for all financial reporting periods beginning after December 15, 2001 and upon adoption, there is a requirement to present comparative prior period financial information. The adoption of EITF 01-14 did not have an impact on the Company's financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is effective for the Company on January 1, 2003. SFAS 146 creates a model whereby a liability is recognized at its fair value in the period in which it is incurred, rather than at the date of commitment to a plan. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position, results of operations and cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2003, are not expected to have a material impact on the Company's financial position or results of operations.

     In November 2002, the EITF finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position, results of operations and cash flows.

C. Adoption of EITF 01-9

     Effective January 2002, the Company adopted Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which became effective for fiscal years beginning after December 15, 2001. The Company has concluded that EITF 01-9 is applicable to the accounting for its directory and local advertising platform services agreement with AOL ("Directory Agreement"). The 2000 and 2001 results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, the Company has decreased its merchant network revenue by $2,000,000, $4,000,000 and $412,000 for the years ended

December 31, 2002, 2001 and 2000, respectively, and reduced its operating expenses by corresponding amounts for the same periods. The adoption of EITF 01-9 had no effect on net income or the Company's capital resources. The following table illustrates the effect of the application of EITF 01-9 (in thousands):

                                                              Year Ended December 31,
                                                       ---------------------------------
                                                         2002         2001        2000
                                                       -------      -------      -------
Gross revenue                                          $13,747      $13,326      $20,310
  Less: Amortization of consideration given to AOL      (2,000)      (4,048)        (412)
                                                       -------      -------      -------
Net revenue                                            $11,747      $ 9,278      $19,898
                                                       =======      =======      =======

Operating expenses                                     $15,924      $79,783      $37,528
  Less: Amortization of consideration given to AOL     (2,000)       (4,048)        (412)
                                                       -------      -------      -------
Net operating expenses                                 $13,924      $75,735      $37,116
                                                       =======      =======      =======


D. Concurrent Transactions

     The Company had no barter transactions in the year ended December 31, 2002. The Company had barter transactions totaled $836,000, or 9.0% of net revenue, and $1,630,000, or 8.2% of net revenue, for the years ended December 31, 2001 and 2000, respectively in which the Company received promotion in exchange for promotion on the Company's Web site or through direct e-mail distributions. Revenue from advertising barter has been valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction in accordance with Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions". The Company had no other concurrent transactions in the year ended December 31, 2002. The Company had other concurrent transactions totaling $42,000, or 0.4% of net revenue, and $3,940,000, or 19.8% of net revenue, for the years ended December 31, 2001 and 2000, respectively, in which the Company received certain marketing assets in exchange for promotion on the Company's Web site or through direct e-mail distributions. Revenues from other concurrent transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable.

E. Property and Equipment

     Property and equipment consisted of the following at:

                                                    December 31,
                                                ------------------
                                                 2002        2001
                                                ------      ------
                                                  (in thousands)
       Computers, peripherals and servers       $4,250      $4,120
       Office equipment                            236         269
       Software                                    882         593
       Furniture and fixtures                        5         144
       Leasehold improvements                      326         342
                                                ------      ------
                                                 5,699       5,468
       Accumulated depreciation                 (3,822)     (2,583)
                                                ------      ------
           Total                                $1,877      $2,885
                                                ======      ======

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $1,521,000, $1,235,000 and $662,000, respectively.

F. AOL

     In December 2000, the Company entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, April 2002, August 2002 and November 2002, certain terms of the agreement were amended. Under the four-year term of the amended Directory Agreement, the Company shares with AOL specified directory advertisement revenue. In general, the Company receives a majority of the first $12.0 million of such directory advertisement revenue and a lesser share of any additional directory advertisement revenue pursuant to the August 2002 amendment. The Company paid AOL and recorded an asset of $13.0 million at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties ("AOL Roll-In") in January 2002, the Company recorded a second asset and a liability related to future payments of $13.0 million. In April 2002, the Company established an additional asset and liability of $1.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, the Company was scheduled to make six additional quarterly payments of $2.0 million each, replacing the $13.0 million originally owed upon the AOL Roll-In. The August 2002 amendment, among other things, eliminated the $12.0 million in remaining additional payments established in the April 2002 amendment. AOL committed to pay the Company at least $2.0 million in consulting or service fees over the term of the agreement under a payment schedule which ended in September 2002, of which AOL has paid all $2.0 million and the Company has delivered all $2.0 million in services to AOL. In addition, the Company is required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. These 300 hours are provided to support the Directory Platform, from which we share in directory revenue over the term of the amended agreement. Any engineering services provided by the Company in excess of 300 hours per month are charged to AOL on a time and materials basis. AOL typically exceeds these 300 hours each month. In 2002 and 2001, consulting and service fees totaled $1.5 million and $1.9 million, respectively.

     The August 2002 amended Directory Agreement has an initial term of four years, expiring in December 2004, and is subject to earlier termination upon the occurrence of specified events, including, without limitation (1) the Company being acquired by one of certain third parties, or (2) AOL acquiring one of certain third parties and AOL pays the Company a termination fee of $25.0 million.

     In connection with entering into the Directory Agreement, in December 2000, the Company issued to AOL 746,260 shares of its common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002. The Company also agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If the Company renews the Directory Agreement with AOL for at least an additional four years after the initial term, it agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     The $13.0 million paid and the value of the stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 2001, the remaining unamortized amounts were written down to zero as a result of an impairment analysis as of December 31, 2001 (Note R). In 2002, the Company recorded amortization based upon the remaining net book value of its AOL assets established upon the AOL Roll-In and April 2002 amendment on a straight-line basis over the remaining term of the amended agreement. As a result of the elimination in the August 2002 amendment of the remaining $12.0 million owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in 2002, offsetting amortization recorded in the period. Throughout the remaining initial term of the amended agreement, the Company will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with EITF 01-9 (Note C).

     Revenue recognized from AOL, net of amortization of consideration given to AOL, was $4,906,000, or 41.8% of net revenue, and $26,000 for the years ended December 31, 2002 and 2001, respectively. There was no revenue from AOL in the year ended December 31, 2000. Net amounts due from AOL included in accounts receivable at December 31, 2002 and 2001 were $549,000 and $774,000, respectively. Unbilled receivables related to AOL at December 31, 2001 were $618,000. As of December 31, 2002, AOL beneficially owned 7.9% of the Company's outstanding common stock.

G. Envenue Acquisition

     On November 24, 2000, the Company acquired Envenue, a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The transaction was accounted for as a purchase. The total purchase price included consideration of $2.0 million in cash, which was to be paid on or before May 24, 2002, and $38,000 in recorded value of stock options to purchase 10,200 shares of the Company's common stock issued to non-employees. The Company did not pay the $2.0 million on or before May 24, 2002, as it was involved in a contractual dispute with the previous owners of Envenue. In June 2002, the Company placed $2.0 million into an escrow account, which is to be held until the resolution of this dispute. In October 2002, the Company paid $410,000 out of the escrowed funds, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue. The remaining $1.6 million of the note payable, which is non-interest bearing, is classified separately in the accompanying financial statements. The Company has recorded $1.6 million as restricted cash at December 31, 2002 related to the cash held in escrow. The Company used a 0% dividend yield, 100% expected volatility, 6.297% risk free interest rate, 5.0 year life and fair value of $4.750 per share as inputs to the Black-Scholes option pricing model to determine the value attributable to the options to purchase 10,200 shares of the Company's common stock. Additionally, there was an 18-month earn-out of up to $2.0 million contingent on performance to be paid on or before July 8, 2002. These performance criteria were not met, therefore no liability related to this contingency has been recorded.

     The estimated total purchase price of the Envenue acquisition, excluding any earn-out payment, is as follows (in thousands):

              Payable related to acquisition     $2,000
              Options issued to non-employees        38
              Estimated expenses of transaction      79
                                                 ------
                                                 $2,117
                                                 ======

    The purchase price allocation is as follows (in thousands):

              Net liabilities acquired           $ (168)
              Goodwill                            2,285
                                                  -----
                                                 $2,117
                                                 ======

     The Company recorded $2,285,000 of goodwill from the acquisition in 2000. Goodwill represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets. The Company was amortizing this goodwill on a straight-line basis using an estimated useful life of 5 years.

     In December 2001, the Company exercised its rights under the acquisition agreement to substantially reduce the funding of its Envenue acquisition. Additionally, the Company evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result during the three months ending December 31, 2001, the Company recorded an impairment charge of $1,859,000 related to the Envenue goodwill. This impairment charge was recorded as a component of special charges within our statement of operations (Note R).

H. Other Assets

     Other assets totaling $95,000 at December 31, 2001 consisted of deferred project costs. Deferred project costs represent costs incurred that are directly associated with customer contracts for which the Company has not yet started recognizing revenue. These costs, which consist mainly of salary and benefits costs, are deferred until revenue on the related project is recognized in order to properly match revenue and associated expenses. Deferred costs are amortized over the same period as the related revenue, and are included in cost of revenue. The Company recognized expense of $95,000, $202,000 and $246,000 related to these deferred project costs in the years ended December 31, 2002, 2001 and 2000, respectively.

     Amortization expense for other assets, excluding deferred project costs and the value of stock issued under the Company's Directory Agreement, was none, $1,414,000 and $649,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in operating expenses. In December 2001, the Company wrote down the value of the stock issued under its Directory Agreement with AOL to zero as a result of an impairment analysis. The write down was included as a component of the Company's special charges recorded in December 2001 (See Notes F and T).

I. Marketable Securities

     The following is a summary of investments at December 31, 2002 and 2001 (in thousands):

2002

                                                           Unrealized
                                            Amortized    ---------------    Estimated
                                              Cost       Gains    Losses    Fair Value
                                            ---------    -----    ------    ----------
Short Term
U.S. corporate debt securities                $1,540       $ 7      $ -       $1,547
U.S. Government obligations                    2,032        10        -        2,042
                                             -------      ----      ---      -------
  Total short term investments                 3,572        17        -        3,589

Long Term
U.S. corporate debt securities                 2,548        42        -        2,590
U.S. Government obligations                    6,057        97        -        6,154
Municipal obligations                          1,500         -        -        1,500
                                             -------      ----      ---      -------
  Total long term investments                 10,105       139        -       10,244
                                             -------      ----      ---      -------
  Total investments                          $13,677      $156      $ -      $13,833
                                             =======      ====      ===      =======

2001

                                                           Unrealized
                                            Amortized    ---------------    Estimated
                                              Cost       Gains    Losses    Fair Value
                                            ---------    -----    ------    ----------
Short Term
U.S. corporate debt securities               $14,738      $148      $11      $14,875
U.S. Government obligations                   13,784       310        -       14,094
Municipal obligations                          5,511        60        -        5,571
Marketable CDs                                 2,001         -        -        2,001
Warrant                                            6         -        -            6
                                             -------      ----      ---      -------
  Total short term investments                36,040       518       11       36,547

Long Term
U.S. corporate debt securities                15,856       384        -       16,240
U.S. Government obligations                    2,061        32        -        2,093
                                             -------      ----      ---      -------
  Total long term investments                 17,917       416        -       18,333
                                             -------      ----      ---      -------
  Total investments                          $53,957      $934      $11      $54,880
                                             =======      ====      ===      =======

     In August 1999, in connection with a Development, Access and License agreement with a third party, the Company was issued a warrant for 150,000 shares of common stock, with an exercise price of $9.19 per share. In December 2000, September 2001 and March 2002, the Company assessed a decline in market value of the third party's publicly traded common stock and determined that the decline in value was other-than-temporary. As a result, the Company recorded as a component of other income and expense unrealized losses on investments of $6,000, $55,000 and $714,000 in the years ended December 31, 2002, 2001 and
2000, respectively. In June 2002, the warrant expired.

     In June 2002, the Company entered into a loan and security agreement (the "SVB Financing Agreement") with Silicon Valley Bank ("SVB") (Note Q). As a result of the conditions contained within the SVB Financing Agreement, the Company liquidated $35.7 million in marketable securities previously held at Fleet for transfer to SVB. This liquidation resulted in $402,000 in realized gains during 2002.

J. Accrued Expenses

     Accrued expenses consist of the following at:

                                         December 31,
                                       ---------------
                                        2002     2001
                                       ------   ------
                                        (in thousands)
          Compensation                 $  776   $  835
          Professional services           260      162
          Special charges (Note R)         52    1,541
          Franchise and excise tax         36      163
          Royalties                        31       77
          Other                           282      475
                                       ------   ------
          Total                        $1,437   $3,253
                                       ======   ======

K. Related Parties

     The Company and ePresence entered into a corporate services agreement dated November 1, 1996 under which ePresence's corporate staff provided certain administrative services, including financial and accounting and payroll advice, treasury, tax and insurance services for which the Company paid ePresence a monthly fee based on the Company's headcount and the level of services provided by ePresence. Under a revised agreement dated March 7, 2000, ePresence continued to provide certain administrative, technical support and equipment maintenance services for the Company. On March 7, 2001, the agreement expired. The Company and ePresence entered into a new corporate services agreement dated March 7, 2002, under which ePresence will provide the Company with telephone service and support only, for an amount of $75,000 per year. The new agreement included past services incurred since the March 7, 2001 expiration of the previous agreement, as well as future telephone services through February 28, 2003. As of December 31, 2002 and 2001, the Company had accrued expenses of $6,000 and $63,000 related to these services. For these services the Company paid ePresence $131,000, $29,000, and $195,000 in 2002, 2001 and 2000, respectively.
Subsequently in March 2003, Switchboard entered into an agreement with ePresence to provide telephone service and support only from March 2003 through December 2003 for $62,500. Management believes that the service fees charged by ePresence are reasonable and that such fees are representative of the expenses the Company would have incurred on a stand-alone basis.

     For additional items such as legal support and support in financing and acquisition transactions, the Company is charged based on ePresence's labor costs for the employee performing the services. Further, the Company reimburses ePresence for its pro rata share of employee benefit plan expenses.

     The Company leased the space it occupied in 2002 under a sublease entered into in January 2001, which expired on December 31, 2002. Under the sublease, the Company paid approximately $475,000 and $488,000 to ePresence during 2002 and 2001, respectively, and had $43,000 accrued related to the lease as of

December 31, 2002. Previous to this sublease agreement, the Company paid ePresence rent in an amount that was approximately equal to its pro rata share of ePresence's rent and occupancy costs. The Company's share of ePresence's rent and occupancy costs was $51,000 and $288,000 in 2001 and 2000, respectively. Subsequently, in January 2003, the Company entered into a new lease agreement with ePresence to lease the space it occupies for a total amount of $227,000, which expires on December 31, 2003.

     Certain directors of the Company hold positions as officers or directors of ePresence. The Chairman of the Board of Directors of the Company is also Chairman of the Board of Directors, President and Chief Executive Officer of ePresence. One director of the Company is Senior Vice President and Chief Financial Officer of ePresence. Another director of the Company is also a director of ePresence. In 2002, 2001 and 2000, no compensation was paid to these directors by the Company for their services other than option grants under the Company's equity incentive plans.

L. Restructuring of Viacom Relationship

     In 1999, the Company and Viacom Inc. ("Viacom", formerly CBS Corporation) consummated a number of agreements under which Viacom acquired a 35% equity stake in Switchboard, through the issuance of 7,468,560 shares of the Company's common stock and one share of Series E Special Voting Preferred Stock. In exchange, the Company received $5,000,000 in cash and the right to receive advertising and promotional value over a term of seven years, across the full range of CBS media properties, as well as those of its radio and outdoor subsidiary, Infinity Broadcasting Corporation. As part of the transactions, Viacom was also issued warrants to purchase up to an additional 1,066,937 shares of the Company's common stock at a per share exercise price of $1.00, which would have increased its ownership position in the Company to 40% at the time of the transaction. The number of shares of common stock and warrants issued to Viacom were subject to adjustment in the event of certain future issuances of securities by the Company.

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

     In August 2001, the Company entered into a restructuring agreement with Viacom and ePresence, under which, among other things, the Company agreed to terminate its right to the placement of advertising on Viacom's CBS properties with an expected net present value of approximately $44,524,000 in exchange for, primarily, the reconveyance by Viacom to the Company of 7,488,560 shares of the Company's common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of the Company's common stock and the reconveyance to the Company of the one outstanding share of the Company's series E special voting preferred stock. In addition, as part of the restructuring of the Company's relationship with Viacom, its license to use specified CBS trademarks terminated on January 26, 2002.

     On October 26, 2001, the Company obtained approval for the restructuring agreement by its stockholders and closed the transactions contemplated by the restructuring agreement. At the closing, the two individuals who had been elected directors by Viacom pursuant to Viacom's rights as the holder of the Company's special voting preferred stock resigned as directors of the Company. Due to the reduction in the number of outstanding shares of the Company's stock associated with the closing, ePresence became the Company's majority stockholder, beneficially owning approximately 54% of the Company's outstanding stock on October 26, 2001.

     In connection with the termination of its advertising and promotion agreement with Viacom, the Company recorded a one-time, non-cash accounting loss of $22,203,000 in the Company's 2001 statement of operations. The non-cash accounting loss resulted from the difference between the net present value of the Company's remaining advertising rights with Viacom, which were terminated, and the value of the shares of the Company's common and preferred stock that were reconveyed and the warrants that were cancelled. The Company determined the value of the 7,488,560 shares of common stock reconveyed and one share of preferred stock cancelled to be $20,968,000 using the closing market price of the Company's common stock of $2.80 per share on October 26, 2001. The Company used the Black-Scholes warrant pricing model to determine a value of $1,352,544 attributable to the canceled warrants.

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

M. Commitments and Contingencies

     The Company leases facilities and certain equipment under non-cancelable lease agreements which expire at various dates through March of 2005. Under these agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance. Excluding rent paid to ePresence (Note K), the Company recorded rent expense of $17,000, $357,000 and $100,000 in the years ended December 31, 2002, 2001 and 2000, respectively. Under various agreements, the Company paid rent of approximately $517,000, $539,000 and $288,000 in 2002, 2001 and 2000 to ePresence, respectively. In addition, the Company has entered into certain license agreements, under which the Company is required to pay minimum royalty payments through October 2005 based upon the Company's revenue.

     At December 31, 2002, future minimum lease payments under operating leases, excluding our operating lease with ePresence, and license agreements with minimum terms exceeding one year are as follows (in thousands):

             2003                               $  984
             2004                                  650
             2005                                  389
             ----                               ------
             Total future minimum payments      $2,023
                                                ======

     On May 31, 2002 the Company was sued by the former stockholders of Envenue, Inc., from whom the Company purchased all of the stock of Envenue in November 2000. The suit alleges that the Company breached its agreement with the plaintiffs by failing to pay the purchase price of the Envenue stock when it became due on May 24, 2002. The Company paid $400,000, plus interest, representing a portion of the purchase price, to the plaintiffs. The suit seeks payment of $1.6 million, representing the balance of the purchase price, plus additional unquantified damages including treble damages. The court heard oral argument on the Company's motion to dismiss the complaint in November 2002, and subsequently granted that motion in part. The plaintiffs subsequently amended their complaint. The Company has moved to dismiss the amended complaint and is awaiting the court's ruling on that motion. At this time the Company is unable to predict whether such motion to dismiss will be granted.

     On November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard's initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Greenlaw and Mr. Polnerow are officers of Switchboard, and Mr. Jewett is a former officer of Switchboard. In July 2002, the Company , Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss which challenges the legal sufficiency of plaintiffs' claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. The plaintiffs opposed the motion. On September 30, 2002, the lawsuit against Messrs. Greenlaw, Polnerow and Jewett was dismissed without prejudice. The Court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued its decision on the defendants' motion to dismiss, denying it in large part, but granting portions of it. In doing so, the court dismissed the plaintiffs' claims against certain defendants, including Switchboard.

     The Company is currently involved in other legal proceedings that are incidental to the conduct of its business, none of which it believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

N. Income Taxes

     The Company has not provided for income taxes in each of the years ended December 31, 2002, 2001 and 2000 due to its significant pre-tax losses. The Company has not recorded a benefit for income taxes as the Company believes it is more likely than not that net operating losses and tax credits will not be utilized.

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation of $40,346,000 and $38,574,000 for December 31, 2002 and 2001,
respectively, has been established for deferred tax assets. The components of the net deferred tax assets (liabilities) and the related valuation allowance are as follows:

                                                   December 31,
                                           ----------------------------
                                               2002             2001
                                           ------------     -----------
     Deferred tax assets:
     Net operating loss carryforwards      $35,769,000      $29,350,000
     AOL impairment                          1,187,000        4,827,000
     Other deferred tax assets               3,390,000        4,397,000
                                           -----------      -----------
                                            40,346,000       38,574,000

     Less valuation allowance              (40,346,000)     (38,574,000)
                                           -----------      -----------
     Net deferred tax assets               $         -      $         -
                                           ===========      ===========

     As of December 31, 2002, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $86,874,000 and $86,848,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2012 and 2002, respectively. Ownership changes resulting from the Company's issuance of capital stock may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

O. Stock Option Plans

     In November 2000, with its acquisition of Envenue, the Company adopted the 2000 Non-Statutory Stock Option Plan ("2000 Non-Statutory Plan"). A total of 446,000 shares of common stock have been reserved for issuance under the 2000 Non-Statutory Plan. As of December 31, 2002, options to purchase 261,800 shares were issued and outstanding under the 2000 Non-Statutory Plan.

     In October 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Option Plan"). A total of 4,044,390 shares of common stock have been reserved for issuance under the 1999 Option Plan. As of December 31, 2002, options to purchase 1,918,403 shares were issued and outstanding under the 1999 Option Plan. The 1999 Option Plan also permits awards of restricted stock at a price determined by the Compensation Committee or the Board of Directors subject to the Company's right to repurchase such stock in specified circumstances prior to the expiration of a restricted period. In January 2002, the Company issued 450,000 shares of restricted common stock to its Chief Executive Officer, who is also a director of the Company, at fair market value (Note S). As of December 31, 2002, 300,000 shares of such common stock remain unvested and are restricted from transfer.

     Switchboard also has the 1996 Stock Incentive Plan (the "1996 Option Plan"), which provides for the issuance of options to purchase 1,386,400 shares of Switchboard's common stock. As of December 31, 2002, options to purchase 1,386,400 shares were issued and outstanding under the 1996 Option Plan.

     Generally, options under the 1996, 1999 and 2000 Non-Statutory Option Plans vest over four years and have a maximum term of ten years. All options are fully exercisable upon the date of grant into shares of restricted stock, for which the restrictions laps over in accordance with the vesting under the original stock option grant. A summary of the status of the Company's stock plans as of December 31, 2002, 2001 and 2000 and the changes during the years ending on those dates is presented below.

                                                                    Weighted Average
                                                      Shares         Exercise Price
                                                     ----------     ----------------
Outstanding and exercisable at December 31, 1999      2,951,600           $6.23
  Granted                                             1,005,730            7.31
  Exercised                                            (147,036)           3.80
  Canceled                                             (284,214)           7.99
                                                     ----------            ----
Outstanding and exercisable at December 31, 2000      3,526,080            6.50
  Granted                                             1,359,000            4.16
  Exercised                                             (73,700)           1.00
  Canceled                                             (605,300)           5.76
                                                     ----------            ----
Outstanding and exercisable at December 31, 2001      4,206,080            5.95
  Granted                                             1,193,365            3.51
  Exercised                                            (538,056)           3.15
  Canceled                                           (1,294,786)           8.15
                                                     ----------            ----
Outstanding and exercisable at December 31, 2002      3,566,603           $4.74
                                                     ==========           =====

     As of December 31, 2002, 1,656,031 shares and 184,200 shares were available for grant under the 1999 Option Plan and the 2000 Non-Statutory Plan, respectively. There were no shares available for grant under the 1996 Option Plan.

     The following table summarizes information about the stock options at December 31, 2002:

                                            Options Outstanding
                                      -----------------------------
                                       Weighted                        Options Vested and Exercisable
                                        Average                       --------------------------------
                                       Remaining        Weighted                           Weighted
      Range of            Number      Contractual        Average       Number Vested       Average
   Exercise Prices     Outstanding       Life        Exercise Price   and Exercisable   Exercise Price
   ---------------     -----------    -----------    --------------   ---------------   --------------
  $1.00 -  $2.53        1,041,100        5.70             $1.45           801,100            $1.33
  $2.63 -  $5.00          843,925        8.79             $3.61           144,251            $3.58
  $5.07 -  $7.50          970,198        7.80             $5.83           520,043            $5.78
  $8.25 - $11.00          711,380        6.90             $9.41           521,251            $9.37

     In June 2001, the Company issued to a director and officer of the Company options to purchase 150,000 shares of its common stock under the 1999 Option Plan at a price below market value. The Company recorded $437,000 in value resulting from the difference between the market value on the date of grant of $3.91 per share and the $1.00 per share exercise price as unearned compensation as a component of Stockholders' Equity. The Company is amortizing this amount over the two-year and nine-month vesting period. In 2002 and 2001, the Company recognized $156,000 and $102,000 of amortization expense.

     In 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 shares of the Company's common stock have been reserved for issuance to eligible employees under the Purchase Plan. Under the Purchase Plan, the Company is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. As of December 31, 2002, 94,709 shares of common stock were issued under the Purchase Plan.

P. Capital Lease

     In March 2001, the Company entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation ("FCC") under which the Company was able to lease up to $3.0 million of equipment. Under the agreement, the Company was to have leased computer equipment over a three-year period ending on June 28, 2004. At December 31, 2001, the Company had utilized approximately $1.1 million of this lease facility. The agreement had an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, the Company was required to maintain on deposit with Fleet a compensating balance, restricted as to use, in an amount equal to the principal outstanding under the lease. The Company had accounted for the transaction as a capital lease.

     In May 2002, the Company paid $794,000 to FCC to terminate its lease obligations with FCC through an early buy-out. The $794,000 was comprised of $764,000 in outstanding principal under the lease and $30,000 in expenses associated with the early termination. In exchange for the amount paid, the Company assumed all right and title to the assets leased under the facility. Additionally, the Company's requirement to maintain a compensating balance with Fleet was eliminated.

Q. Notes Payable and Line of Credit

     In June 2002, the Company entered into the SVB Financing Agreement, under which the Company has the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30 month period. As of December 30, 2002, the Company had utilized $2.7 million of this facility. The facility provided for the ability to fund additional equipment purchases of up to $1.3 million through March 31, 2003. The agreement also provides for a $1.0 million revolving line of credit at an interest rate equal to prime. At December 31, 2002, no borrowings were outstanding under the revolving line of credit. The Company has recorded a note payable to SVB on its balance sheet totaling $2.2 million for equipment financed as of December 31, 2002, of which $1.1 million is classified as a current liability.

     As a condition of the Financing Agreement, the Company is required to maintain in deposit or investment accounts at SVB not less than 95% of its cash, cash equivalents and marketable securities. Covenants in the Agreement require the Company to maintain in deposit or in investment accounts with SVB at least $20.0 million in unrestricted cash. Borrowings under the Agreement are collateralized by all of the Company's tangible and intangible assets, excluding intellectual property.

R. Special Credits and Charges

     For the year ended December 31, 2002, the Company recorded the reversal of $262,000 in excess restructuring reserves as a special credit. This reversal resulted primarily from better than expected results in the subleasing of idle office space which the Company had reserved for as part of its 2002 special charges. Under a non-cancelable sublease, the Company received $72,000 in 2002, and anticipates receiving $144,000, $144,000 and $60,000 in 2003, 2004 and 2005,
respectively.

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

     In December 2001, the Company exercised its rights under the Envenue acquisition agreement to substantially reduce the funding of Envenue. The Company evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result during the three months ending December 31, 2001, the Company recorded as a component of the $15.6 million impairment charge, $1.9 million related to the Envenue goodwill. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

     Also included in the impairment charge for certain assets are amounts related to prepaid advertising expenses. As a result of our change in overall strategy from a destination site to a technology provider, the Company no longer considered this prepaid advertising to be complementary to its corporate strategy. Accordingly, the Company recorded $1.4 million for the impairment of these prepaid advertising assets.

     Of the total $1.4 million facilities and severance charge, which is net of the $262,000 special credit recorded in 2002, approximately $1.2 million is cash related. As of December 31, 2002, $1.3 million of the original $1.4 million accrual had been utilized. The Company has a remaining liability of $52,000 on its balance sheet as of December 31, 2002 relating to the special charges.

S. Note Receivable for the Issuance of Restricted Common Stock

     In January 2002, the Company recorded a note receivable from its Chief Executive Officer, who is also a member of its Board of Directors, for approximately $1.4 million arising from the financing of a purchase of 450,000 shares of its common stock as restricted stock by that individual. As of December 31, 2002, 300,000 of such shares were unvested and restricted from transfer. On each of January 4, 2003, 2004, 2005 and 2006, 75,000 of these restricted shares vests, respectively. The note bears interest at a rate of 4.875%, which is deemed to be fair market value, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the shares by the issuer of the note, or January 4, 2008. At December 31, 2002, the Company has recorded $1.5 million in principal and interest as a note receivable classified within stockholders' equity. During 2002, the Company recorded $71,000 in interest income resulting from this note receivable.

T. Condensed Quarterly Results of Operations (unaudited)

     In thousands except per share data:

2002 Quarters Ended                                   Mar 31,      Jun 30,      Sep 30,       Dec 31,
-------------------                                   -------      -------      --------      --------
    Revenue                                           $ 4,023      $ 3,014       $ 3,325        $3,385
    Net revenue                                       $ 2,920      $ 2,068       $ 3,374        $3,385
    Gross profit                                      $ 2,002      $   956       $ 2,423        $2,622
    Operating loss                                    $(1,637)     $(2,229)      $(1,688)       $ (367)
    Net loss attributable to common stockholders      $(1,042)     $(1,355)      $(1,382)       $ (180)
    Basic and diluted net loss per share               $(0.06)      $(0.07)       $(0.07)       $(0.01)

2001 Quarters Ended                                   Mar 31,      Jun 30,      Sep 30,       Dec 31,(a)
-------------------                                   -------      -------      --------      ---------
    Revenue                                           $ 2,551      $ 3,817      $  3,172      $  3,786
    Net revenue                                       $ 1,539      $ 2,805      $  2,160      $  2,774
    Gross profit                                      $   688      $ 1,966      $  1,307      $  1,799
    Operating loss                                    $(8,591)     $(6,356)     $(11,850)     $(43,178)
    Net loss attributable to common stockholders      $(7,682)     $(5,479)     $(11,065)     $(42,528)
    Basic and diluted net loss per share               $(0.31)      $(0.22)       $(0.44)       $(2.18)


(a) Operating loss and net loss attributable to common stockholders in the fiscal quarter ended December 31, 2001 includes a $22.2 million non-cash loss on Viacom transaction (See Note L) and a $17.3 million special charges (See Note
R).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 3, 2002 and amended on July 8, 2002, Switchboard filed a Current Report on Form 8-K dated June 28, 2002 reporting under Item 4 that Switchboard had dismissed Arthur Andersen LLP and had engaged Ernst and Young LLP as its independent auditors.

     On December 3, 2001, Switchboard filed a Current Report on Form 8-K dated November 27, 2001 reporting under Item 4 that Switchboard had dismissed PricewaterhouseCoopers LLP and had engaged Arthur Andersen LLP as its independent auditors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 201(d) and 403 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K and appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

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


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

     * Consolidated Balance Sheets as of December 31, 2002 and 2001.
     * Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.
     * Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.
     * Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.
     * Notes to Consolidated Financial Statements.
     * Reports of Independent Auditors for the years ended December 31, 2002, 2001 and 2000.
     * Selected Financial Data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

2. Financial Statement Schedules:

     * Report of PricewaterhouseCoopers LLP, Independent Accountants, for the year ended December 31, 2000.
     * Schedule II--Valuation and Qualifying Accounts.

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

                                   SCHEDULE II

                            SWITCHBOARD INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (in thousands)


                                           Balance at        Additions Charged
                                           Beginning           to Costs and                     Balance at End
Description                                of Period             Expenses        Deductions        of Period
-------------------------------            ----------        -----------------   ----------     --------------
Year Ended December 31, 2002:

  Reserve for doubtful accounts
    and sales allowances                      $500                $216              $366             $350

Year Ended December 31, 2001:

  Reserve for doubtful accounts               $402                $923              $825             $500

Year Ended December 31, 2000:

  Reserve for doubtful accounts               $162                $510              $270             $402

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors and Stockholders of Switchboard Incorporated:

     Our audit of the consolidated financial statements referred to in our report dated February 1, 2001 appearing in the Switchboard, Inc. Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K for the year ended December 31, 2000. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003                        SWITCHBOARD INCORPORATED

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

       Name                                          Title                                 Date
------------------------         -----------------------------------------------       --------------
/s/ Douglas Greenlaw             Chief Executive Officer and Director (Principal       March 28, 2003
--------------------               Executive Officer)
Douglas Greenlaw


/s/ Dean Polnerow                President and Director                                March 28, 2003
-----------------
Dean Polnerow


/s/ Robert P. Orlando            Vice President and Chief Financial Officer            March 28, 2003
---------------------            (Principal Financial Officer and Principal
Robert P. Orlando                  Accounting Officer)


/s/ William P. Ferry             Chairman of the Board of Directors                    March 28, 2003
--------------------
William P. Ferry


/s/ Richard M. Spaulding         Director                                              March 28, 2003
------------------------
Richard M. Spaulding


/s/ David N. Strohm              Director                                              March 28, 2003
-------------------
David N. Strohm

/s/ Robert M. Wadsworth          Director                                              March 28, 2003
-----------------------
Robert M. Wadsworth

                                 CERTIFICATIONS

I, Douglas J. Greenlaw, certify that:

1. I have reviewed this annual report on Form 10-K of Switchboard Incorporated (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                        /s/Douglas J. Greenlaw
                                             ----------------------
                                             Douglas J. Greenlaw
                                             Chief Executive Officer
                                               (principal executive officer)

I, Robert P. Orlando, certify that:

1. I have reviewed this annual report on Form 10-K of Switchboard Incorporated (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                        /s/Robert P. Orlando
                                             --------------------
                                             Robert P. Orlando
                                             Vice President and Chief
                                               Financial Officer
                                               (principal financial officer)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   ------------------------------------------------------------------
3.3(1)        Restated Certificate of Incorporation.
3.5(2)        Amended and Restated By-Laws.
4.1(2)        Specimen certificate for shares of Common Stock, $0.01 par value per share.
10.1(2)*      1996 Stock Incentive Plan, as amended, including forms of stock option agreement for incentive and nonstatutory stock options.
10.2(1)*      1999 Stock Incentive Plan, as amended, including forms of stock option agreement for incentive and nonstatutory stock options.
10.3(2)*      1999 Employee Stock Purchase Plan.
10.4*         2000 Nonstatutory Stock Option Plan.
10.5(2)*      Employment Agreement between Switchboard Incorporated and Douglas
              J. Greenlaw, dated October 8, 1999.
10.6(2)*      Employment Agreement between Switchboard Incorporated and Dean
              Polnerow, dated December 1, 1999.
10.7(2)*      Employment Agreement between Switchboard Incorporated and James M.
              Canon, dated December 31, 1999.
10.8(2)*      Non-Statutory Stock Option Agreement Granted Under 1999 Stock
              Incentive Plan between Switchboard Incorporated and Douglas J.
              Greenlaw, dated October 13, 1999.
10.9(2)*      Non-statutory Stock Option Agreement between Switchboard
              Incorporated and Douglas J. Greenlaw, dated October 13, 1999.
10.10(2)*     Incentive Stock Option Agreement between Switchboard Incorporated and Dean Polnerow, dated October 13, 1999.
10.11(2)*     Incentive Stock Option Agreement between Switchboard
              Incorporated and James M. Canon, dated October 13, 1999.
10.12(2)*     Non-Statutory Stock Option Agreement between Switchboard
              Incorporated and William P. Ferry, dated September 14, 1999.
10.13(2)*     Non-Statutory Stock Option Agreement between Switchboard
              Incorporated and William P. Ferry, dated October 18, 1999.
10.14(2)*     Non-Statutory Stock Option Agreement between Switchboard
              Incorporated and Richard M. Spaulding, dated September 14, 1999.
10.15(2)*     Non-Statutory Stock Option Agreement between Switchboard
              Incorporated and David N. Strohm, dated September 14, 1999.
10.16(2)*     Non-Statutory Stock Option Agreement between Switchboard
              Incorporated and Robert M. Wadsworth, dated September 14, 1999.
10.17(3)*     Incentive Stock Option Agreement between Switchboard Incorporated and Kevin Lawler, dated May 24, 2000.
10.18(4)      Stock Purchase Agreement dated as of November 24, 2000, among
              Switchboard Incorporated, Envenue, Inc. and the Stockholders of
              Envenue, Inc.
10.19(3)*     Employment Agreement between Switchboard Incorporated and Kevin P.
              Lawler, dated May 9, 2000.
10.20(5)*     Employment Agreement between Robert Orlando and Switchboard
              Incorporated, dated September 20, 2001.
10.21(6)*     Restricted Stock Agreement Granted Under 1999 Stock Incentive Plan
              between Douglas J. Greenlaw and Switchboard Incorporated dated
              January 4, 2002.
10.22(6)*     Secured promissory note between Douglas J. Greenlaw and
              Switchboard Incorporated dated January 4, 2002.
10.23(6)*     Collateral Assignment and Pledge Agreement between Douglas J.
              Greenlaw and Switchboard Incorporated dated January 4, 2002.
10.24(6)*     Consent to the cancellation of options granted on October 13, 1999 by Douglas J. Greenlaw on January 4, 2002.

10.25(6)      Agreement of Amendment, Severance, and Mutual Release between John
              Jewett and Switchboard Incorporated dated February 26, 2002.
10.26(2)      Amended and Restated Registration Rights Agreement, as amended, by and among Switchboard Incorporated, America Online, Inc., Digital
              City Inc. and Banyan Worldwide, dated February 20, 1998.
10.27(3)+     Directory and Local Advertising Platform Services Agreement dated as of December 11, 2000 between Switchboard Incorporated and
              America Online, Inc.
10.28(3)+     Common Stock and Warrant Purchase Agreement dated as of
              December 11, 2000 between Switchboard Incorporated and America
              Online, Inc.
10.29(3)      Form of Common Stock Purchase Warrant which may be issued to
              America Online, Inc. pursuant to the Common Stock and Warrant
              Agreement dated as of December 11, 2000 between Switchboard
              Incorporated and America Online, Inc.
10.30(3)      Registration Rights Agreement dated as of December 11, 2000 between Switchboard Incorporated and America Online, Inc.
10.31(6)      First Amendment dated November 16, 2001 to the Directory and Local
              Advertising Platform Services Agreement between Switchboard
              Incorporated and America Online, Inc. dated December 11, 2000.
10.32(6)+     Second Amendment dated April 25, 2002 to the Directory and Local
              Advertising Platform Services Agreement between Switchboard
              Incorporated and America Online, Inc. dated December 11, 2000.
10.33(7)++    Third Amendment dated August 21, 2002 to Directory and Local
              Advertising Platform Services Agreement between America Online,
              Inc. and Switchboard Incorporated dated December 11, 2000.
10.34(2)      Financial Reporting Agreement among Switchboard Incorporated,
              Banyan Worldwide and CBS Corporation, dated as of January 28, 2000.
10.35(2)      Amended and Restated Registration Rights Agreement by and between
              Switchboard Incorporated and Banyan Worldwide, dated May 3, 1999.
10.36(8)      Registration Rights Agreement dated March 7, 2000 between
              Switchboard Incorporated and Banyan Worldwide.
10.37(6)      Termination Agreement between MediaMap, Inc. and Switchboard
              Incorporated dated January 30, 2002.
10.38(6)      Services Agreement dated March 7, 2002 between Switchboard
              Incorporated and ePresence Inc.
10.39         Sublease between ePresence, Inc. and Switchboard Incorporated, dated as of January 1, 2003.
10.40         Services Agreement dated March 1, 2003 between Switchboard
              Incorporated and ePresence, Inc.
10.41         Master Services Agreement between Cable & Wireless Internet
              Services Inc. and Switchboard Incorporated dated May 13, 2002.
10.42++       Order Form between Cable & Wireless Internet Services Inc. and
              Switchboard Incorporated dated May 22, 2002.
10.43(7)      Loan and Security Agreement between Silicon Valley Bank and
              Switchboard Incorporated dated May 31, 2002.
10.44++       Data Products License Agreement by and between Switchboard
              Incorporated and Acxiom Corporation, dated December 15, 2002.
10.45++       General Provisions Agreement by and between Switchboard
              Incorporated and TeleAtlas North America, Inc., dated
              February 19, 2003.
10.46++       Internet Provider License by and between Switchboard Incorporated and TeleAtlas North America, Inc., dated February 21, 2003.

21.1          Subsidiaries of Switchboard Incorporated.
23.1          Consent of PricewaterhouseCoopers LLP.
23.2          Consent of Ernst & Young LLP.
99.1          Certification of Chief Executive Officer pursuant to 18 U.S.C
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2          Certification of Chief Financial Officer pursuant to 18 U.S.C
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-78871) filed with the Securities and Exchange Commission on March 29, 2002, as amended.
(2) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-90013) as declared effective by the Securities and Exchange Commission on March 1, 2000.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10- K (File No. 000-28871) filed with the Securities and Exchange Commission on April 2, 2001.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-28871) filed with the Securities and Exchange Commission on February 7, 2001.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28871) filed with the Securities and Exchange Commission on November 14, 2001.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-78871) filed with the Securities and Exchange Commission on May 9, 2002.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-78871) filed with the Securities and Exchange Commission on September 20, 2002.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28871) filed with the Securities and Exchange Commission on May 15, 2000.
+ Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
++ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.




* Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.