Form 10-Q
period 2003-03-31
SWITCHBOARD INC
filed 2003-05-15
CIK 1085223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Class                   Shares Outstanding as of April 30, 2003
        --------------                   ---------------------------------------
Common Stock, par value $0.01 per share                 18,879,847

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by Switchboard in this Quarterly Report on Form 10-Q represent Switchboard's estimates as of the date this report is filed with the Securities and Exchange Commission (the "SEC"). We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

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

                            SWITCHBOARD INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I -- Financial Information

Item 1. -- Financial Statements

Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31,
    2002 (audited).........................................................................  3

Consolidated Statements of Operations (unaudited) for the Three Months Ended
    March 31, 2003 and 2002................................................................  4

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
    March 31, 2003 and 2002................................................................  5

Notes to Consolidated Financial Statements.................................................  6

Item 2. -- Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................  13

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk...................... 29

Item 4. -- Controls and Procedures......................................................... 29

PART II -- Other Information

Item 2. -- Changes in Securities and Use of Proceeds....................................... 29

Item 6. -- Exhibits and Reports on Form 8-K................................................ 30

Signatures................................................................................. 31

Certifications............................................................................. 32

                         PART I -- FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                        March 31, 2003     December 31, 2002
                                                                                        --------------     -----------------
                                                                                          (unaudited)
Assets:
Cash and cash equivalents                                                                  $ 40,106              $ 38,390
Short-term marketable securities                                                              2,050                 3,589
Restricted cash                                                                               1,644                 1,640
Accounts receivable, net of allowance of $379 and $350, respectively                          1,774                 1,558
Unbilled receivables                                                                            119                   160
Other current assets                                                                            307                   330
                                                                                           --------              --------
     Total current assets                                                                    46,000                45,667

Long-term marketable securities                                                               9,938                10,244
Property and equipment, net                                                                   1,571                 1,877
                                                                                           --------              --------
     Total assets                                                                          $ 57,509              $ 57,788
                                                                                           ========              ========

Liabilities and stockholders' equity:
Accounts payable                                                                           $    604              $    966
Accrued expenses                                                                              1,607                 1,437
Deferred revenue                                                                                553                   475
Payable related to acquisition                                                                1,600                 1,600
Note payable, current portion                                                                 1,099                 1,099
                                                                                           --------              --------
     Total current liabilities                                                                5,463                 5,577

Note payable, net of current portion                                                            849                 1,124
                                                                                           --------              --------
     Total liabilities                                                                        6,312                 6,701

Stockholders' equity:
Preferred Stock, $0.01 par value per share; 4,999,999 shares authorized and
     undesignated, none issued and outstanding                                                    -                     -
Series E special voting preferred stock, $0.01 par value per share; one share
     authorized and designated. No shares issued and outstanding.                                 -                     -
Common stock, $0.01 par value per share; authorized 85,000,000 shares.
     Issued 19,266,149 and 19,227,230 shares as of March 31, 2003 and
     December 31, 2002, respectively.                                                           193                   192
Treasury stock, at cost, 386,302 shares as of March 31, 2003 and December 31,
     2002.                                                                                   (1,255)               (1,255)
Additional paid-in capital                                                                  162,486               162,437
Note and interest receivable for issuance of restricted common stock                         (1,538)               (1,520)
Unearned compensation                                                                          (141)                 (178)
Accumulated other comprehensive income                                                          140                   156
Accumulated deficit                                                                        (108,688)             (108,745)
                                                                                           --------              --------
     Total stockholders' equity                                                              51,197                51,087
                                                                                           --------              --------
Total liabilities and stockholders' equity                                                 $ 57,509              $ 57,788
                                                                                           ========              ========

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands, except per share amounts)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          2003            2002
                                                         ------          -------
   Revenue                                               $3,341          $ 4,023
   Consideration given to a customer                          -           (1,103)
                                                         ------          -------
        Net revenue                                       3,341            2,920

   Cost of revenue                                          707              918
                                                         ------          -------

   Gross profit                                           2,634            2,002
                                                         ------          -------

   Operating expenses:
   Sales and marketing                                      842            1,427
   Research and development                               1,114            1,505
   General and administrative                               804              707
                                                         ------          -------
        Total operating expenses                          2,760            3,639
                                                         ------          -------

   Loss from operations                                    (126)          (1,637)

   Other income (expense):
   Interest income                                          228              656
   Interest expense                                         (42)             (17)
   Other expense                                             (4)             (44)
                                                         ------          -------
        Total other income                                  182              595
                                                         ------          -------

   Net income (loss)                                     $   56          $(1,042)
                                                         ======         ========

   Net income (loss) per share:
       Basic                                                $ -           $(0.06)
                                                            ===           ======
       Diluted                                              $ -           $(0.06)
                                                            ===           ======

   Weighted average number of common shares:
       Basic                                             18,627           18,495
       Diluted                                           19,055           18,495

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                2003           2002
                                                                               -------        -------
Cash flows from operating activities:
Net income (loss)                                                              $    56        $(1,042)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                               326            415
       Amortization of unearned compensation                                        36             47
       Non-cash interest income on note receivable                                 (19)           (18)
       Consideration given to a customer                                             -          1,103
       Other-than-temporary unrealized loss on available for sale
          Investments                                                                -              6

     Changes in operating assets and liabilities:
       Accounts receivable                                                        (215)          (992)
       Unbilled receivables                                                         42              7
       Other current assets                                                         24            221
       Other assets                                                                  -             37
       Accounts payable                                                           (362)          (930)
       Accrued expenses                                                            172           (508)
       Accrued restructuring                                                        (2)          (762)
       Deferred revenue                                                             77            (80)
                                                                               -------        -------
          Net cash provided by (used in) operating activities                      135         (2,496)
                                                                               -------        -------

Cash flows from investing activities:
    Purchases of property and equipment                                            (20)          (573)
    Decrease (increase) in restricted cash                                          (4)            86
    Purchase of marketable securities                                              (92)        (3,160)
    Proceeds from sales of marketable securities                                 1,920          4,028
                                                                               -------        -------
         Net cash provided by investing activities                               1,804            381
                                                                               -------        -------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                    52            172
     Purchase of treasury stock                                                      -         (1,255)
     Payments on capital leases and notes payable                                 (275)           (66)
                                                                               -------        -------
         Net cash used in financing activities                                    (223)        (1,149)
                                                                               -------        -------

Net increase (decrease) in cash and cash equivalents                             1,716         (3,264)

Cash and cash equivalents at beginning of period                                38,390          4,212
                                                                               -------        -------
Cash and cash equivalents at end of period                                     $40,106        $   948
                                                                               =======        =======

Supplemental statement of non-cash investing and financing activity:
   Note receivable from officer for issuance of common stock                         -         $1,449
   Asset and liability related to Directory Agreement                                -        $13,000
   Unrealized loss on investments                                                  $16           $447

         See accompanying notes.

                            SWITCHBOARD INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. NATURE OF BUSINESS

     Switchboard Incorporated, a Delaware corporation (the "Company"), commenced operations in February 1996. From the Company's inception (February 19, 1996) until March 7, 2000, the Company was a unit and later a subsidiary of ePresence, Inc. ("ePresence"). As of March 31, 2003, ePresence beneficially owned approximately 51.9% of the Company's common stock. The Company is a provider of Web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. The Company offers a broad range of functions, content and services, including yellow and white pages, location based searching and interactive maps and driving directions. The Company's Web site, Switchboard.com, is a showcase for the Company's technology and breadth of directory product offerings, and is a resource for consumers and businesses alike. The Company offers its users local information about people and businesses across the United States. The Company operates in one business segment as a provider of Web-hosted directory technologies and customized yellow pages platforms.

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

     The Company has also experienced substantial net losses and, as of March 31, 2003, had an accumulated deficit of $108.7 million. Such losses and accumulated deficit resulted from the Company's lack of substantial revenue and significantly increased costs incurred in the development of the Company's products and services and in the preliminary establishment of the Company's infrastructure. The Company expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. The Company believes that the funds currently available would be sufficient to fund operations through at least the next 12 months.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of future financial results.

     Investors should read these interim consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

3. ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

     In January 2003, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. The Company has determined that it will continue to account for stock-based compensation for employees under APB 25, and elect the disclosure-only alternative under SFAS 123 and provide the enhanced disclosures as required by SFAS 148.

     At March 31, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. The table below illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Because options vest over several years and additional option grants are expected to be made in future periods, the below pro-forma effects are not necessarily indicative of the pro-forma effects on future years.

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2003              2002
                                                                           -----            -------
Net income (loss) as reported                                                $56            $(1,042)
Add:      Stock-based employee compensation expense included
              in reported net loss, net of related tax effects                36                 47
Add:      Adjustment for previously amortized expense associated
              with the unvested portion of options canceled in the
              period                                                           -              2,251
Deduct:   Total stock-based employee compensation expense
              determined under fair value based method for all
              awards, net of related tax effects                            (579)            (1,182)
                                                                           -----            -------
Pro-forma net (loss) income                                                $(487)           $    74
                                                                           =====            =======

Pro forma net (loss) income per share
    Basic                                                                 $(0.03)               $ -
                                                                          ======                ===
    Diluted                                                               $(0.03)               $ -
                                                                          ======                ===

Shares used in computing pro forma net loss per share
    Basic                                                                 18,627             18,495
    Diluted                                                               18,627             19,661

4. NET LOSS PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding less any restricted shares. Diluted income (loss) per share includes the dilutive effect of potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Potential common shares also include the unvested portion of restricted stock.

     For the three months ended March 31, 2003, options to purchase 2,531,190 shares of common stock, and 225,000 shares of restricted stock were excluded from the calculation of diluted earnings per share, as their inclusion would be antidilutive. This is due to the fact that the exercise price of these options and the purchase price of these restricted shares is in excess of the average price of the Company's common stock of $2.72 per share for the three months ended March 31, 2003. For the three months ended of March 31, 2002, options to purchase 3,754,346 shares of common stock, warrants to purchase 385,000 shares of common stock, and 300,000 shares of restricted stock, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive. For the three months ended March 31, 2002, diluted net loss per share does not differ from basic net loss per share, since potential common shares from conversion of preferred stock, stock options, warrants and restricted stock are antidilutive and are therefore excluded from the calculation.

5. COMPREHENSIVE LOSS

     Other comprehensive loss includes unrealized gains or losses on the Company's available-for-sale investments (in thousands).

                                            Three Months Ended March 31,
                                            ----------------------------
                                               2003          2002
                                               ----         -------
Net income (loss)                              $ 56         $(1,042)
Other comprehensive (loss):
      Unrealized loss on investment             (16)           (447)
                                               ----         -------
Comprehensive income (loss)                    $ 40         $(1,489)
                                               ====         =======

6. NOTES PAYABLE AND LINE OF CREDIT

     In June 2002, the Company entered into a loan and security agreement (the "SVB Financing Agreement") with Silicon Valley Bank ("SVB"), under which the Company was able to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30 month period. As of March 31, 2003, the Company had utilized $2.7 million of this facility. The Company's ability to utilize the facility to fund additional equipment purchases expired on March 31, 2003. The SVB Financing Agreement also provides for a $1.0 million revolving line of credit at an interest rate equal to prime. At March 31, 2003, the Company had no outstanding borrowings under the revolving line of credit. The Company's ability to utilize the revolving line of credit expires on May 30, 2003. The Company has recorded a note payable to SVB on its balance sheet totaling $1.9 million and $2.2 million for equipment financed as of March 31, 2003 and December 31, 2002, of which $1.1 million and $1.1 million is classified as a current liability, respectively.

     As a condition of the SVB Financing Agreement, the Company is required to maintain in deposit or investment accounts at SVB not less than 95% of its cash, cash equivalents and marketable securities. Covenants in the SVB Financing Agreement require the Company to maintain in deposit or in investment accounts with SVB at least $20.0 million in unrestricted cash. Borrowings under the SVB Financing Agreement are collateralized by all of the Company's tangible and intangible assets, excluding intellectual property.

7. PAYABLE RELATED TO ACQUISITION

     In November 2000, the Company acquired Envenue, Inc. ("Envenue"), a wireless provider of advanced searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002, which the Company has classified as a payable related to acquisition within current liabilities. The Company did not pay the $2.0 million on or before May 24, 2002, as it was involved in a contractual dispute with the previous owners of Envenue. In June

2002, the Company placed $2.0 million into an escrow account, which is to be held until the resolution of this dispute. In October 2002, the Company paid $410,000 out of the escrowed funds, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue. The remaining $1.6 million of the purchase price, which is non-interest bearing, is classified separately in the accompanying financial statements. The Company has recorded $1.6 million as restricted cash at March 31, 2003 and December 31, 2002 related to the cash held in escrow. Additionally, an earnout payment of up to $2.0 million was contingent upon meeting certain performance criteria on or before May 24, 2002. These performance criteria were not met, therefore no liability related to this contingency has been recorded.

8. AMERICA ONLINE, INC.

     In December 2000, the Company entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, April 2002, August 2002 and November 2002, certain terms of the agreement were amended. Under the four-year term of the amended Directory Agreement, the Company shares with AOL specified directory advertisement revenue. In general, the Company receives a majority of the first $12.0 million of such directory advertisement revenue and a lesser share of any additional directory advertisement revenue pursuant to the August 2002 amendment. The Company paid AOL and recorded an asset of $13.0 million at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties ("AOL Roll-In") in January 2002, the Company recorded a second asset and a liability related to future payments of $13.0 million. In April 2002, the Company established an additional asset and liability of $1.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, the Company was scheduled to make six additional quarterly payments of $2.0 million each, replacing the $13.0 million originally owed upon the AOL Roll-In. The August 2002 amendment, among other things, eliminated the $12.0 million in remaining additional payments established in the April 2002 amendment. AOL committed to pay the Company at least $2.0 million in consulting or service fees over the term of the agreement under a payment schedule which ended in September 2002, of which AOL has paid all $2.0 million and the Company has delivered all $2.0 million in services to AOL. In addition, the Company is required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. These 300 hours are provided to support the Directory Platform, from which we share in directory revenue over the term of the amended agreement. Any engineering services provided by the Company in excess of 300 hours per month are charged to AOL on a time and materials basis. AOL typically exceeds these 300 hours each month. In the three months ended March 31, 2003 and 2002, consulting and service fees totaled $633,000 and $56,000, respectively.

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

     The $13.0 million paid and the value of the stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 2001, the remaining unamortized amounts were written down to zero as a result of an impairment analysis as of December 31, 2001. In 2002, the Company recorded amortization based upon the remaining net book value of its AOL assets established upon the AOL Roll-In and April 2002 amendment on a straight-line basis over the remaining term of the amended agreement. As a result of the elimination in the August 2002 amendment of the remaining $12.0 million owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in August 2002, offsetting amortization recorded in the period. Amortization of AOL assets totaled $1.1 million in the three months ended March 31, 2002. There was no amortization of AOL assets in the three months ended March 31, 2003. Throughout the remaining initial term of the amended agreement, the Company will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with EITF 01-9.

     Net revenue recognized from AOL, including amortization of consideration given to AOL, was $1.6 million, or 48.8% of net revenue, and $923,000, or 31.6% of net revenue, for the three months ended March 31, 2003 and 2002, respectively. Net amounts due from AOL included in accounts receivable at March 31, 2003 and December 31, 2002 were $787,000 and $549,000, respectively. As of March 31, 2003, AOL beneficially owned 7.9% of the Company's outstanding common stock.

9. NOTE RECEIVABLE FOR THE ISSUANCE OF RESTRICTED COMMON STOCK

     In January 2002, the Company recorded a note receivable from its Chief Executive Officer, Mr. Greenlaw, who is also a member of its Board of Directors, for approximately $1.4 million arising from the financing of a purchase of 450,000 shares of its common stock as restricted stock by that individual. As of March 31, 2003, 225,000 of such shares were unvested and restricted from transfer. On each of January 4, 2004, 2005 and 2006, 75,000 of these restricted shares vest, respectively. The note bears interest at a rate of 4.875%, which is deemed to be fair market value, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the shares by the issuer of the note, 90 days from the date Mr. Greenlaw ceases to be affiliated with the Company or January 4, 2008. At March 31, 2003, the Company has recorded $1.5 million in principal and interest as a note receivable classified within stockholders' equity. During the three months ended March 31, 2003 and 2002, the Company recorded $19,000 and $18,000 in interest income resulting from this note receivable, respectively.

10. RELATED PARTIES

     ePresence provided the Company with telephone service and support under corporate services agreements during the three month periods ended March 31, 2003 and 2002. Under the current corporate services agreement, which expires on December 31, 2003, the Company pays ePresence an amount of $75,000 per year for these services. The Company recorded $19,000 in expense under the agreements in each of the three months ended March 31, 2003 and 2002, respectively. The Company paid ePresence $19,000 under the agreements during the three months ended March 31, 2003. No payments were made to ePresence under the agreements during the three months ended March 31, 2002. The Company had $6,000 and $6,000 accrued under the agreements as of March 31, 2003 and December 31, 2002, respectively.

     The Company leased the space it occupied in 2002 from ePresence under a sublease entered into in January 2001, which expired on December 31, 2002. The Company leases the space it currently occupies from ePresence under a sublease that expires on December 31, 2003. Under the current sublease agreement, the Company pays an annual rent of $227,000. Under the lease agreements, the Company recorded rent expense of $57,000 and $129,000 and paid ePresence $81,000 and $129,000 in the three months ended March 31, 2003 and 2002, respectively. The Company had $19,000 and $43,000 accrued under the lease agreements as of March 31, 2003 and December 31, 2002, respectively.

     Certain directors of the Company hold positions as officers or directors of ePresence. The Chairman of the Board of Directors of the Company is also Chairman of the Board of Directors, President and Chief Executive Officer of ePresence. One director of the Company is Senior Vice President and Chief Financial Officer of ePresence. Another director of the Company is also a director of ePresence. In the three months ended March 31, 2003 and 2002, no compensation was paid to these directors by the Company for their services other than option grants under the Company's equity incentive plans in the three months ended March 31, 2002.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

     You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere herein. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock" commencing on page 20, as well as those otherwise discussed in this section and elsewhere herein. See "Forward-Looking Statements."

Overview

     Beginning in February 1996 when we commenced operations, we derived our revenue principally from the sale of banner and site sponsorship advertising. We now primarily derive revenue from our merchant network.

     Net merchant network revenue includes revenue from various licensing agreements with our merchant network alliance partners. These agreements involve: engineering work to develop a Web-hosted platform for our merchant network alliance partners which looks and feels like the merchant network alliance partner's own Web site and includes our searching functionality and a per-merchant fee per month (in the form of a fixed fee per merchant or a percentage of revenue) based upon the number of merchants they promote in the platform. Net merchant network revenue also includes revenue from activities in which we run trademark and display ads in the Switchboard.com yellow pages directory, and build and host Web sites for local merchants. In addition, included as an offset to merchant network revenue is consideration given to customers, for which the benefits of such consideration are not separately identifiable from the revenue obtained from those customers. During the three months ended March 31, 2003, approximately 88.5% of our net revenue was derived from our local merchant network.

     Our largest and most significant merchant network alliance partner is America Online, Inc. Under our amended agreement with AOL, which expires in December 2004, we paid AOL $13.0 million in December 2000 and $2.0 million in April 2002, issued 746,260 shares of our common stock and will share directory advertisement revenue with AOL. We account for consideration provided to AOL as an offset to revenue. In addition, we are required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. Any engineering services provided by us in excess of 300 hours per month are charged to AOL on a time and materials basis. In the three months ended March 31, 2003 and 2002, consulting and service fees totaled $633,000 and $56,000, respectively. Revenue recognized from AOL, net of amortization of consideration given to AOL, was $1.6 million, or 48.8% of net revenue, and $923,000, or 31.6% of net revenue, for the three months ended March 31, 2003 and 2002, respectively. We anticipate that AOL will continue to represent a significant percentage of our revenue throughout the remainder of 2003 and will be a material component of our overall business. As of March 31, 2003, AOL beneficially owned 7.9% of our outstanding common stock.

     We also generate revenue from the sale of national advertising and site sponsorship revenue on white and yellow pages, as well as maps pages, across both Switchboard.com and the Switchboard alliance partner network. Such revenue is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During the three months ended March 31, 2003, approximately 11.5% of our net revenue was derived from the sale of national advertising and site sponsorships.

     Our cost of revenue consists primarily of expenses paid to third parties under data licensing and Web site creation and hosting agreements, as well as other direct expenses incurred to maintain the operations of our Web site as well as the Web-hosted platforms of our merchant network alliance partners. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, costs of running our data centers, which include rent and utilities, and a pro rata share of occupancy and information system expenses. In addition, cost of revenue also includes an allocation of salaries and benefits for employees, as well as expenses resulting from external consultants, directly associated with the delivery of billable engineering and other services. Cost of revenue as a percentage of revenue has varied in the past, primarily as a result of the amount of revenue recognized in the period being spread over relatively fixed cost of revenue.

     Our sales and marketing expense consists primarily of employee salaries and benefits, costs associated with channel marketing programs, collateral production expenses, promotional advertising, third-party commission costs, public relations, market research, provision for bad debts and a pro rata share of occupancy and information system expenses.

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

     We have experienced substantial net losses. As of March 31, 2003, we had an accumulated deficit of $108.7 million. These net losses and accumulated deficit resulted from insufficient revenue to cover the significant costs incurred in the development of our Web hosted directory platform and the establishment of our corporate infrastructure and organization. To date, we have made no provision for income taxes.

Adoption of EITF 01-9

     We have adopted Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"). We have concluded that EITF 01-9 is applicable to the accounting for our directory and local advertising platform services agreement with AOL ("Directory Agreement"). Accordingly, we have decreased our merchant network revenue by $1.1 million for the three months ended March 31, 2002 and reduced our operating expenses by a corresponding amount in the same period. There was no offset to revenue for consideration given to a vendor in the three months ended March 31, 2003. The adoption of EITF 01-9 had no effect on net income or our capital resources. The following table illustrates the effect of the application of EITF 01-9 (in thousands):


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2003          2002
                                                           ------        -------
Gross revenue                                              $3,341        $ 4,023
  Less: Amortization of consideration given to AOL              -         (1,103)
                                                           ------        -------
Net revenue                                                $3,341        $ 2,920
                                                           ======        =======

Operating expenses                                         $2,760        $ 4,742
  Less: Amortization of consideration given to AOL              -         (1,103)
                                                           ------        -------
Net operating expenses                                     $2,760        $ 3,639
                                                           ======        =======

Significant Relationship

     In December 2000, we entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, April 2002, August 2002 and November 2002, certain terms of the agreement were amended. Under the four-year term of the amended Directory Agreement, we share with AOL specified directory advertisement revenue. In general, we receive a majority of the first $12.0 million of such directory advertisement revenue and a lesser share of any additional directory advertisement revenue pursuant to the August 2002 amendment. We paid AOL and recorded an asset of $13.0 million at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties ("AOL Roll-In") in January 2002, we recorded a second asset and a liability related to future payments of $13.0 million. In April 2002, we established an additional asset and liability of $1.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, we were scheduled to make six additional quarterly payments of $2.0 million each, replacing the $13.0 million originally owed upon the AOL Roll-In. The August 2002 amendment, among other things, eliminated the $12.0 million in remaining additional payments established in the April 2002 amendment. AOL committed to pay us at least $2.0 million in consulting or service fees over the term of the Directory Agreement under a payment schedule which ended in September 2002, of which AOL has paid all $2.0 million and we have delivered all $2.0 million in services to AOL. In addition, we are required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. These 300 hours are provided to support the Directory Platform, from which we share in directory advertising revenue over the term of the amended agreement. Any engineering services provided by us in excess of 300 hours per month are charged to AOL on a time and materials basis. AOL typically exceeds these 300 hours each month. In the three months ended March 31, 2003 and 2002, consulting and service fees totaled $633,000 and $56,000, respectively.

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

     The $13.0 million paid and value of the stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 2001, the remaining unamortized amounts of $11.7 million were written down to zero as a result of an impairment analysis as of December 31, 2001. In 2002, we recorded amortization based upon the remaining net book value of our AOL assets established upon the AOL Roll-In and April 2002 amendment on a straight-line basis over the remaining term of the amended agreement. As a result of the elimination in the August 2002 amendment of the remaining $12.0 million owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in August 2002, offsetting amortization recorded in the period. Amortization of AOL assets totaled $1.1 million in the three months ended March 31, 2002. There was no amortization of AOL assets in the three months ended March 31, 2003. Throughout the remaining initial term of the amended agreement, we will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with EITF 01-9.

     Revenue recognized from AOL, including amortization of consideration given to AOL, was $1.6 million, or 48.8% of net revenue, and $923,000, or 31.6% of net revenue, for the three months ended March 31, 2003 and 2002, respectively. Net amounts due from AOL included in accounts receivable at March 31, 2003 and December 31, 2002 were $787,000 and $549,000, respectively. As of March 31, 2003, AOL beneficially owned 7.9% of our outstanding common stock.

Results of Operations

Revenue

     Net revenue was $3.3 million and $2.9 million in the three months ended March 31, 2003 and 2002, respectively, representing an increase of $421,000, or 14.4%. The increase in net revenue for the three months ended March 31, 2003 consisted primarily of an increase in net merchant network revenue, as well as an increase in national advertising and site sponsorship revenue.

     Net merchant network revenue was $3.0 million and $2.6 million in the three months ended March 31, 2003 and 2002, respectively, representing an increase of $334,000, or 12.7%. The increase in net merchant network revenue for the three months ended March 31, 2003 was primarily due to a reduction in amortization of consideration given to AOL of $1.1 million as a result of the elimination of such amortization in August 2002 upon the amendment to the Directory Agreement with AOL. The increase in 2003 was also attributable to an increase of $452,000 in revenue from engineering and other services, as well as additional licensing revenue from new merchant network alliance partners. Offsetting these increases was a decrease of $973,000 in licensing revenue from AOL, primarily as a result of significantly reduced nationally oriented merchant advertising sales by AOL, as well as a reduction in the percentage by which we share in directory revenue generated by AOL under the Directory Agreement based upon the achievement of a predetermined cumulative revenue milestone.

     National advertising and site sponsorship revenue was $385,000 and $298,000 in the three months ended March 31, 2003 and 2002, respectively, representing an increase of $87,000, or 29.2%. The increase in national advertising and site sponsorship revenue for the three months ended March 31, 2003 resulted primarily from an increase in traffic to our Web site, the addition of new customers and an increase in revenue from existing customers due to additional advertising placements on our site.

Cost of Revenue

     Cost of revenue was $707,000, or 21.2% of net revenue, in the three months ended March 31, 2003, compared with $918,000, or 31.4% of net revenue, in the corresponding period in 2002. Cost of revenue decreased for the three months ended March 31, 2003 primarily as a result of a decrease of $152,000 in Web site creation and hosting fees in connection with our merchant services programs, a decrease of $59,000 in data communication fees and a decrease of $36,000 in the cost of third-party data. These decreases were offset in part by an increase of $102,000 in employee salaries and benefits associated with the delivery of engineering services, which are classified as cost of revenue.

Gross Profit

     Gross profit in the three months ended March 31, 2003 was 78.8% of net revenue, or $2.6 million, compared with 68.6% of net revenue, or $2.0 million, in the comparable period of 2002. The increase in gross profit dollars and percentage for the three months ended March 31, 2003 was primarily due to an increase in net revenue being spread over lower costs of revenue, offset in part by a relative increase in lower margin merchant network services revenue to total net revenue.

Sales and Marketing

     Sales and marketing expenses decreased to $842,000 for the three months ended March 31, 2003, compared with $1.4 million for the corresponding period in 2002. The decrease for the three months ended March 31, 2003 was primarily related to decreases of $242,000 in merchant program expenses, $106,000 in employee salaries and benefits, $64,000 in public relations expenses, $50,000 in promotional expenses, and $32,000 in occupancy costs. As a percentage of net revenue, sales and marketing expenses were 25.2% for the three months ended March 31, 2003, compared with 48.9% for the corresponding period in 2002.

Research and Development

     Research and development expenses decreased to $1.1 million for the three months ended March 31, 2003, compared with $1.5 million for the corresponding period in 2002. The decrease for the three months ended March 31, 2003 was due primarily to a decrease of $216,000 in outside consulting, a decrease of $102,000 in salaries and benefits associated with the delivery of engineering services which are classified as cost of revenue and a decrease of $87,000 in other employee salaries and benefits. As a percentage of net revenue, research and development expenses were 33.3% for the three months ended March 31, 2003, compared with 51.5% for the corresponding period in 2002.

General and Administrative

     General and administrative expenses increased to $804,000 for the three months ended March 31, 2003, compared with $707,000 for the corresponding period in 2002. The increase for the three months ended March 31, 2003 was primarily due to increases of $54,000 in salaries and benefits and $32,000 in professional servcies expense. As a percentage of net revenue, general and administrative expenses were 24.1% for the three months ended March 31, 2003, compared with 24.2% for the corresponding period in 2002.

Other Income

     Other income decreased to $182,000 for the three months ended March 31, 2003, compared with $595,000 for the corresponding period in 2002. The decrease in the three months ended March 31, 2003 was due primarily to a decrease in interest income earned as a result of a decline in interest rates, as well as reduced funds available for investment.

Income Taxes

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company anticipates that it will not have a tax provision in 2003 due to utilization of net operating loss carryforwards.

Net Income (Loss)

     Our net income for the three months ended March 31, 2003 was $56,000, compared with a net loss of $1.0 million for the corresponding period in 2002. As of March 31, 2003, our accumulated deficit totaled $108.7 million.

Liquidity and Capital Resources

     As of March 31, 2003, we had total cash and marketable securities of $53.7 million, consisting of $40.1 million of cash and cash equivalents, $1.6 million of restricted cash, $2.1 million of short-term marketable securities and $9.9 million of long-term marketable securities. During the three months ended March 31, 2003, cash and cash equivalents increased by $1.7 million, primarily due to cash provided by investing activities of $1.8 million and cash provided by operating activities of $135,000, offset in part by net cash used for financing activities of $223,000.

     Net cash provided by operating activities for the three months ended March 31, 2003 was $135,000, primarily due to net income of $56,000 and $343,000 in adjustments made for non-cash expenses, including depreciation and amortization of $326,000. The increase in cash was also due to an increase of $172,000 in accrued expenses, an increase of $77,000 in deferred revenue and a decrease of $42,000 in unbilled receivables. These increases were offset in part by a decrease of $362,000 in accounts payable and an increase of $215,000 in accounts receivable, as well as various other cash flows from operating activities.

     Net cash provided by investing activities for the three months ended March 31, 2003 was $1.8 million, primarily due to $1.9 million in proceeds from sales of marketable securities, offset in part by purchases of marketable securities of $92,000, as well as various other cash flows from investing activities.

     Net cash used in financing activities for the three months ended March 31, 2003 was $223,000, primarily due to payments on notes payable of $275,000, offset in part by proceeds of $52,000 from the issuance of stock.

     In June 2002, we entered into a loan and security agreement (the "SVB Financing Agreement") with Silicon Valley Bank ("SVB"), under which we had the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30-month period. As of March 31, 2003, we had utilized $2.7 million of this facility. On March 31, 2003, our ability to fund additional equipment purchases under the facility expired. The SVB Financing Agreement also provides for a $1.0 million revolving line of credit. At March 31, 2003, we had no outstanding borrowings under the revolving line of credit. Our ability to utilize the revolving line of credit expires on May 30, 2003.

     As a condition of the SVB Financing Agreement, we are required to maintain in deposit or investment accounts at SVB not less than 95% of our cash, cash equivalents and marketable securities. Additionally, covenants in the SVB Financing Agreement require us to maintain in deposit or in investment accounts with SVB at least $20.0 million in unrestricted cash. Borrowings under the SVB Financing Agreement are collateralized by all of our tangible and intangible assets, excluding intellectual property.

     In November 2000, we acquired Envenue, Inc., a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002. We have not paid this amount, as we are in a contractual dispute with the previous owners of Envenue. In June 2002, we placed into escrow $2.0 million. In October 2002, we paid out of the escrow $410,000, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue. The remainder of the amount held in escrow will remain held in escrow until the contractual dispute is resolved. We have recorded this amount as restricted cash.

     On December 31, 2002, our operating lease for our principal administrative, sales and marketing, and research and development facility located in Westboro, Massachusetts expired. Effective January 1, 2003, we entered into a new one-year lease, which will expire on December 31, 2003. Under the new lease, we are required to pay ePresence a base rent of approximately $227,000 during 2003.

     We have incurred significant operating expenses since our inception. We anticipate that our operating expenses and capital expenditures will constitute a material use of our cash resources into the foreseeable future. We expect that we may need to incur advertising expense in future periods, which will require us to spend cash in order to continue to brand our name and increase traffic to our Web site. In addition, we may utilize cash resources to fund internal research and development activities, acquisitions, or investments in businesses, technologies, products or services that are strategic or complementary to our business. We believe that the cash and marketable securities currently available will be sufficient to meet our anticipated cash requirements to fund operations for at least the next 12 months.

Critical Accounting Policies and Estimates

     We have identified several policies as critical to the understanding of our results of operations. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, intangible assets, compensation expenses, third-party commissions, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The critical accounting policies we identified in our most recent Annual Report on Form 10-K related to revenue recognition, risks, concentrations and uncertainties, and accounting for stock-based compensation. It is important that the historical discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Factors Affecting Operating Results, Business Prospects and Market Price of
Stock

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of Switchboard in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

                          RISKS RELATED TO OUR BUSINESS

  WE HAVE A HISTORY OF INCURRING NET LOSSES, WE MAY INCUR NET LOSSES DURING FUTURE QUARTERS, IF NOT THE NEXT SEVERAL QUARTERS, AND WE MAY NEVER ACHIEVE PROFITABILITY AGAIN

     We have incurred significant net losses in each fiscal quarter previous to the most recent fiscal quarter ended March 31, 2003. From inception to March 31, 2003, we have an accumulated deficit totaling $108.7 millon. We need to generate substantial revenue to fund our operations. Although we recorded a small profit in the fiscal quarter ended March 31, 2003, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will eventually be unable to continue our operations.

  IF THE DIRECTORY AGREEMENT WE ENTERED INTO WITH AMERICA ONLINE, INC., A SUBSIDIARY OF AOL TIME WARNER, INC., IS NOT SUCCESSFUL, IT WOULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR RESULTS OF OPERATIONS

     The Directory Agreement we entered into with AOL may not generate anticipated revenues or other benefits. Even though we have amended the Directory Agreement, the Directory Agreement may still be prematurely terminated by breach or otherwise fail to be successful. Our revenue from AOL in recent quarters has been lower than anticipated, due to AOL's longer-than-expected transition to a third-party channel sales model in its directory advertising business, and it is possible that this and other factors may lead to revenue from AOL being lower than anticipated in future periods as well. Local merchants may not view the alliance as an effective advertising vehicle for their products and services. Even if the Directory Agreement is not successful, AOL may not have to return any of the consideration, including cash and stock, which we have paid to AOL, and we may have continuing contractual obligations to AOL under the Directory Agreement.

     In 2002 and the first three months of 2003, revenue derived from AOL represented a significant portion of our net revenue. AOL accounted for 41.8% of total net revenue in 2002 and 48.8% of total net revenue in the three months ended March 31, 2003. We anticipate that AOL will represent greater than 50% of our net revenue during the remainder of 2003 and will be a material component of our overall business. The termination of our Directory Agreement with AOL or the failure of our Directory Agreement with AOL to generate these anticipated revenues would have a material adverse effect on our results of operations and financial condition. The term of our Directory Agreement with AOL expires in

December 2004. We or AOL may elect not to renew the agreement upon its expiration.

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

  ePRESENCE'S MAJORITY OWNERSHIP INTEREST IN US WILL PERMIT ePRESENCE TO CONTROL MATTERS SUBMITTED FOR APPROVAL BY OUR STOCKHOLDERS, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL OR DEPRESS OUR STOCK PRICE

     As of March 31, 2003, ePresence beneficially owned approximately 51.9% of our common stock. Based upon this majority interest in us, ePresence is generally able to control all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Presently, three of the six members of our Board of Directors are officers or directors of ePresence. ePresence's control over us could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a more optimal return on investment. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us.

     ePresence may elect to sell all or a substantial portion of its capital stock to one or more third parties, in which case a third party with whom we have no prior relationship could exercise the same degree of control over us as ePresence presently does.

  WE RELY ON A SMALL NUMBER OF CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

     We derive a substantial portion of our net revenue from a small number of customers. During the three months ended March 31, 2003, net revenue derived from our top ten customers accounted for approximately 71.1% of our total net revenue. Additionally, net revenue derived from AOL alone accounted for 48.8% of our total net revenue in the three months ended March 31, 2003. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

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

                          RISKS RELATED TO THE INTERNET

  IF THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING DOES NOT BECOME FULLY ESTABLISHED, OUR YELLOW PAGES AND BANNER AND SITE SPONSORSHIP ADVERTISING REVENUE WILL SUFFER

     Our business model is heavily dependent upon increasing our sales, ultimately through our merchant network alliance partners, of yellow pages advertising to local merchants. If use of Internet yellow pages by consumers does not increase, Internet yellow pages advertising will not become more attractive to merchants and our yellow pages advertising revenue will suffer.

     Similarly, if Internet banner and site sponsorship advertising fails to gain wide acceptance and to grow from year to year, our banner and site sponsorship revenue will be affected. Even though we anticipate that revenue from banner and site sponsorship advertisements will decline as a percentage of our future revenue, our future success still depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 11.5% and 10.2% of our net revenue from the sale of banner and site sponsorship advertisements during the three months ended March 31, 2003 and 2002, respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain.

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

     All the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2003.

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

     Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. Through March 31, 2003, we used approximately $21.2 million of the proceeds from the offering for working capital purposes, of which approximately $4.8 million was for the purchase of fixed assets. In December 2000 we paid $13.0 million of the proceeds to America Online, Inc. pursuant to the terms of our Directory and Local Advertising Platform Services Agreement entered into with America Online on that date. In April 2002, we paid America

Online $2.0 million upon the execution of the Second Amendment to the Directory and Local Advertising Platform Services Agreement. In October 2002, we paid the former stockholders of Envenue Incorporated approximately $410,000. In addition, in March 2002, we used $1.3 million of the proceeds for the purchase of 386,302 shares of our common stock from Viacom Inc. as treasury stock. As of March 31, 2003, we have invested the remaining net proceeds in interest-bearing, investment-grade securities and money market funds.


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

  b. Reports on Form 8-K.

     We did not file a current report on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SWITCHBOARD INCORPORATED



Date: May 15, 2003                       By:/s/ Robert P. Orlando
                                            ---------------------
                                            Robert P. Orlando
                                            Principal Financial Officer and
                                            Chief Accounting Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:  May 15, 2003                   /s/Douglas J. Greenlaw
                                      ----------------------
                                      Douglas J. Greenlaw
                                      Chief Executive Officer
                                      (principal executive officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:  May 15, 2003                   /s/Robert P. Orlando
                                      --------------------
                                      Robert P. Orlando
                                      Vice President and Chief Financial Officer
                                      (principal financial officer)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   ------------------------------------------------------------------
99.1          Certification of Chief Executive Officer pursuant to 18 U.S.C,
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2          Certification of Chief Financial Officer pursuant to 18 U.S.C,
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.