Form 10-Q
period 2003-06-30
SWITCHBOARD INC
filed 2003-08-08
CIK 1085223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to  _________________

                        Commission File Number: 000-28871


                            SWITCHBOARD INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                        04-3321134
          (State or Other Jurisdiction          (I.R.S. Employer
        of Incorporation or Organization)       Identification No.)

                      120 Flanders Road, Westboro, MA 01581
               (Address of Principal Executive Offices) (Zip Code)

                                 (508) 898-8000
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of Class                 Shares Outstanding as of July 31, 2003
---------------------------------------   --------------------------------------
Common Stock, par value $0.01 per share                 18,902,935

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements, including those regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by us in this Quarterly Report on Form 10-Q represent our estimates as of the date this report is filed with the Securities and Exchange Commission (the "SEC"). We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

                                WEB SITE ADDRESS

     Our Web site address is www.switchboard.com. References in this report to www.switchboard.com, switchboard.com, any variations of the foregoing or any other uniform resource locator, or URL, are inactive textual references only. The information on our Web site or at any other URL is not incorporated by reference herein and should not be considered to be a part of this document. We make available through our Web site, free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through the Web site's investor information page.

                            SWITCHBOARD INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I -- Financial Information

Item 1. -- Financial Statements

Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
    December 31, 2002 (audited)..............................................  3

Consolidated Statements of Operations (unaudited) for the Three and Six
    Months Ended June 30, 2003 and 2002......................................  4

Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
    June 30, 2003 and 2002...................................................  5

Notes to Consolidated Financial Statements...................................  6

Item 2. -- Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  11

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk........ 29

Item 4. -- Controls and Procedures........................................... 29

PART II -- Other Information

Item 1. -- Legal Proceedings................................................. 29

Item 2. -- Changes in Securities and Use of Proceeds......................... 30

Item 4. -- Submission of Matters to a Vote of Security Holders............... 31

Item 6. -- Exhibits and Reports on Form 8-K.................................. 31

Signatures................................................................... 32

                         PART I -- FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                        June 30, 2003       December 31, 2002
                                                                                        -------------       -----------------
                                                                                         (unaudited)
Assets:
Cash and cash equivalents                                                                 $  39,334             $  38,390
Short-term marketable securities                                                              6,645                 3,589
Restricted cash                                                                                  36                 1,640
Accounts receivable, net of allowance of $252 and $350, respectively                          2,125                 1,558
Unbilled receivables                                                                            133                   160
Other current assets                                                                            850                   330
                                                                                          ---------             ---------
     Total current assets                                                                    49,123                45,667

Long-term marketable securities                                                               4,308                10,244
Property and equipment, net                                                                   1,297                 1,877
                                                                                          ---------             ---------

     Total assets                                                                         $  54,728             $  57,788
                                                                                          =========             =========

Liabilities:
Accounts payable                                                                          $     973             $     966
Accrued expenses                                                                              1,464                 1,437
Deferred revenue                                                                                533                   475
Payable related to acquisition                                                                    -                 1,600
Note payable, current portion                                                                     -                 1,099
                                                                                          ---------             ---------
     Total current liabilities                                                                2,970                 5,577

Note payable, net of current portion                                                              -                 1,124
                                                                                          ---------             ---------
     Total liabilities                                                                        2,970                 6,701

Stockholders' equity:
Preferred Stock, $0.01 par value per share; 5,000,000 shares authorized and
     undesignated, none issued and outstanding                                                    -                     -
Common stock, $0.01 par value per share; authorized 85,000,000 shares.
     Issued 19,280,229 and 19,227,230 shares as of June 30, 2003 and
     December 31, 2002, respectively.                                                           193                   192
Treasury stock, 386,302 shares at cost                                                       (1,255)               (1,255)
Additional paid-in capital                                                                  162,527               162,437
Note and interest receivable for issuance of restricted common stock                         (1,557)               (1,520)
Unearned compensation                                                                          (105)                 (178)
Accumulated other comprehensive income                                                          117                   156
Accumulated deficit                                                                        (108,162)             (108,745)
                                                                                          ---------             ---------
     Total stockholders' equity                                                              51,758                51,087
                                                                                          ---------             ---------
Total liabilities and stockholders' equity                                                $  54,728             $  57,788
                                                                                          =========             =========

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited; in thousands, except per share amounts)

                                                       Three months ended June 30,    Six months ended June 30,
                                                       ---------------------------    -------------------------
                                                         2003            2002            2003            2002
                                                        ------          -------         ------          -------
   Revenue                                              $3,974          $ 3,014         $7,315          $ 7,037
   Consideration given to a customer                         -             (946)             -           (2,049)
                                                        ------          -------         ------          -------
        Net revenue                                      3,974            2,068          7,315            4,988

   Cost of revenue                                         814            1,112          1,521            2,030
                                                        ------          -------         ------          -------

   Gross profit                                          3,160              956          5,794            2,958
                                                        ------          -------         ------          -------

   Operating expenses:
   Sales and marketing                                     685            1,145          1,527            2,572
   Research and development                              1,121            1,317          2,235            2,822
   General and administrative                            1,022              723          1,826            1,430
   Revision of restructuring estimate                      (35)               -            (35)               -
                                                        ------          -------         ------          -------
        Total operating expenses                         2,793            3,185          5,553            6,824
                                                        ------          -------         ------          -------

   Income (loss) from operations                           367           (2,229)           241           (3,866)

   Other income (expense):
   Interest income                                         207              581            435            1,237
   Interest expense                                        (32)             (12)           (74)             (29)
   Realized gain (loss) on sale of investments              (1)             371             (1)             371
   Other expense                                            (2)             (66)            (6)            (110)
                                                        ------          -------         ------          -------
        Total other income                                 172              874            354            1,469
                                                        ------          -------         ------          -------

   Income (loss) before income taxes                       539           (1,355)           595           (2,397)

   Provision for income taxes                               12                -             12                -
                                                        ------          -------         ------          -------

   Net income (loss)                                    $  527          $(1,355)        $  583          $(2,397)
                                                        ======          =======         ======          =======

   Net income (loss) per share:
       Basic                                             $0.03           $(0.07)         $0.03           $(0.13)
                                                         =====           ======          =====           ======
       Diluted                                           $0.03           $(0.07)         $0.03           $(0.13)
                                                         =====           ======          =====           ======

   Weighted average number of common shares:
       Basic                                            18,658           18,499         18,643           18,497
       Diluted                                          19,296           18,499         19,191           18,497

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                               Six Months Ended June,
                                                                               ----------------------
                                                                                2003           2002
                                                                               -------        -------
Cash flows from operating activities:
Net income (loss)                                                              $   583        $(2,397)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                               644          1,140
       Amortization of unearned compensation                                        73             83
       Non-cash interest income on note receivable                                 (37)           (35)
       Gain on sales of marketable securities                                        -           (402)
       Consideration given to a customer                                             -          2,049

     Changes in operating assets and liabilities:
       Accounts receivable                                                        (566)            58
       Unbilled receivables                                                         27            493
       Other current assets                                                       (519)          (126)
       Other assets                                                                  -             71
       Accounts payable                                                              7         (1,357)
       Accrued expenses                                                            128         (2,011)
       Payment on AOL Directory Agreement                                            -         (2,000)
       Deferred revenue                                                             58           (254)
                                                                               -------        -------
          Net cash provided by (used in) operating activities                      398         (4,688)
                                                                               -------        -------

Cash flows from investing activities:
    Purchases of property and equipment                                            (65)          (803)
    Decrease (increase) in restricted cash                                       1,602         (1,162)
    Purchase of marketable securities                                             (165)        (7,693)
    Proceeds from sales of marketable securities                                 3,006         44,547
                                                                               -------        -------
         Net cash provided by investing activities                               4,378         34,889
                                                                               -------        -------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                    91            283
     Purchase of treasury stock                                                      -         (1,255)
     Proceeds from issuance of note payable                                          -          2,498
     Settlement of Envenue litigation                                           (1,700)              -
     Payments on notes payable                                                  (2,223)          (875)
                                                                               -------        -------
         Net cash (used in) provided by financing activities                    (3,832)           651
                                                                               -------        -------

Net increase in cash and cash equivalents                                          944         30,852

Cash and cash equivalents at beginning of period                                38,390          4,212
                                                                               -------        -------
Cash and cash equivalents at end of period                                     $39,334        $35,064
                                                                               =======        =======

Supplemental statement of non-cash investing and financing activity:
   Note receivable from officer for issuance of common stock                         -         $1,449
   Asset and liability related to Directory Agreement                                -        $12,000
   Unrealized loss on investments                                                   39            869

         See accompanying notes.

                            SWITCHBOARD INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. NATURE OF BUSINESS

     Switchboard Incorporated, a Delaware corporation (the "Company"), commenced operations in February 1996. From the Company's inception (February 19, 1996) until March 7, 2000, the Company was a unit and later a subsidiary of ePresence, Inc. ("ePresence"). As of June 30, 2003, ePresence beneficially owned approximately 51.9% of the Company's common stock. The Company is a provider of directory technology and Internet-based yellow pages. The Company provides highly-targeted, online advertising solutions to national retailers and brick and mortar merchants on its Web site, Switchboard.com. The Company provides Web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to their national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. The Company offers a broad range of functions, content and services, including yellow and white pages, location based searching and interactive maps and driving directions. The Company offers its users local information about people and businesses across the United States. The Company operates in one business segment as a provider of Web-hosted directory technologies and customized yellow pages platforms.

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

     The Company has also experienced substantial net losses and, as of June 30, 2003, had an accumulated deficit of $108.2 million. Such losses and accumulated deficit resulted from the Company's lack of substantial revenue and significantly increased costs incurred in the development of the Company's products and services and in the preliminary establishment of the Company's infrastructure. The Company expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. The Company believes that the funds currently available would be sufficient to fund operations through at least the next 12 months.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of future financial results.

     Investors should read these interim consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

3. ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

     In January 2003, Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. The Company has determined that it will continue to account for stock-based compensation for employees under APB 25, and elect the disclosure-only alternative under SFAS 123 and provide the enhanced disclosures as required by SFAS 148.

     At June 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. The table below illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Because options vest over several years and additional option grants are expected to be made in future periods, the pro-forma effects detailed below are not necessarily indicative of the pro-forma effects on future years.

                                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                                      ---------------------------        -------------------------
                                                                        2003             2002               2003          2002
                                                                        -----           -------            -------       -------
Net income (loss) as reported                                            $527           $(1,355)              $583      $(2,397)
Add:      Stock-based employee compensation
              expense included in reported net loss, net
              of related tax effects                                       36                36                 73            83
Add:      Adjustment for previously amortized
              expense associated with the unvested
              portion of options canceled in the period                     -               186                 60         2,438
Deduct:  Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of related tax
              effects                                                    (425)             (952)            (1,000)       (2,134)
                                                                        -----           -------            -------       -------

Pro-forma net income (loss)                                             $ 138           $(2,085)           $  (284)      $(2,010)
                                                                        =====           =======            =======       =======

Pro-forma net income (loss) per share
    Basic                                                               $0.01            $(0.11)            $(0.02)       $(0.11)
                                                                        =====            ======             ======        ======
    Diluted                                                             $0.01            $(0.11)            $(0.02)       $(0.11)
                                                                        =====            ======             ======        ======

Shares used in computing pro-forma net
  income (loss) per share
    Basic                                                              18,658            18,499             18,643        18,497
    Diluted                                                            19,296            18,499             18,643        18,497

4. NET INCOME (LOSS) PER SHARE

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

     For the three and six months ended June 30, 2003, options to purchase 1,958,890 and 2,441,190 shares of common stock, and 225,000 and no shares of restricted stock were excluded from the calculation of diluted earnings per share, respectively, as their inclusion would be antidilutive. This is due to the fact that the exercise price of these options and the purchase price of these restricted shares is in excess of the average price of the Company's common stock of $3.38 and $3.03 per share for the three and six months ended June 30, 2003. For the three and six months ended of June 30, 2002, options to purchase 3,668,247 shares of common stock, warrants to purchase 918,468 shares of common stock, and 300,000 shares of restricted stock, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

5. COMPREHENSIVE LOSS

     Other comprehensive loss includes unrealized gains or losses on the Company's available-for-sale investments (in thousands).

                                          Three Months Ended June 30,    Six Months Ended June 30,
                                          ---------------------------    -------------------------
                                              2003         2002              2003        2002
                                              ----       -------             ----       -------
Net income (loss)                             $527       $(1,355)            $583       $(2,397)
Other comprehensive (loss):
      Unrealized loss on investment            (23)         (422)             (39)         (869)
                                              ----       -------             ----       -------
Comprehensive income (loss)                   $504       $(1,777)            $544       $(3,266)
                                              ====       =======             ====       =======

6. NOTES PAYABLE AND LINE OF CREDIT

     In June 2002, the Company entered into a loan and security agreement (the "SVB Financing Agreement") with Silicon Valley Bank ("SVB"), under which the Company was able to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrued interest at a rate equal to prime plus 0.25%, and were to have been repaid monthly over a 30-month period. The Company had utilized $2.7 million of this facility through borrowings that occurred in June 2002 and September 2002. The Company has recorded a note payable to SVB on its balance sheet totaling $2.2 million for the equipment financed as of December 31, 2002, of which $1.1 million is classified as a current liability. The SVB Financing Agreement also provided for a $1.0 million revolving line of credit at an interest rate equal to prime. The Company did not borrow any amounts under the revolving line of credit. The Company's ability to borrow additional amounts under the SVB Financing Agreement expired on May 30, 2003. In May 2003, the Company paid SVB $1.8 million in satisfaction of its outstanding borrowings under the loan facility. The amount paid represented the Company's outstanding principal and interest under the note at the time of the repayment.

7. PAYABLE RELATED TO ACQUISITION

     In November 2000, the Company acquired Envenue, Inc. ("Envenue"), a wireless provider of advanced searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002, which the Company classified as a payable related to acquisition within current liabilities. The Company did not pay the $2.0 million on or before May 24, 2002, as it was involved in a contractual dispute with the previous owners of Envenue. In June 2002, the Company placed $2.0 million into an escrow account, which was to be held until the resolution of this dispute. In October 2002, the Company paid $410,000 out of the escrowed funds, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue. The remaining $1.6 million of the purchase price was classified separately in the accompanying financial statements as of December 31, 2002. The Company recorded $1.6 million as restricted cash at December 31, 2002 related to the cash held in escrow. In June 2003, the Company paid the former owners of Envenue $1.7 million to settle all claims related to the acquisition of Envenue. As a result, the Company no longer has funds in escrow related to the matter.

8. AMERICA ONLINE, INC.

     Amortization of AOL assets totaled $946,000 and $2.0 million in the three and six months ended June 30, 2002, respectively. There was no amortization of AOL assets in the three and six months ended June 30, 2003. Throughout the remaining initial term of the amended agreement, the Company will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with Emerging Issues Task Force ("EITF") 01-9.

     Net revenue recognized from AOL was $1.8 million, or 45.6% of net revenue, and $3.4 million, or 47.0% of net revenue, for the three and six months ended June 30, 2003, respectively. Net revenue recognized from AOL, including amortization of consideration given to AOL, was $424,000, or 20.5% of net revenue, and $1.3 million, or 27.0% of net revenue, for the three and six months ended June 30, 2002, respectively. Net amounts due from AOL included in accounts receivable at June 30, 2003 and December 31, 2002 were $1.1 million and $549,000, respectively. As of June 30, 2003, AOL beneficially owned 7.9% of the Company's outstanding common stock.

9. NOTE RECEIVABLE FOR THE ISSUANCE OF RESTRICTED COMMON STOCK

     In January 2002, the Company recorded a note receivable from its Chief Executive Officer, Mr. Greenlaw, who is also a member of its Board of Directors, for approximately $1.4 million arising from the financing of a purchase of 450,000 shares of its common stock as restricted stock by that individual. As of June 30, 2003, 225,000 of such shares were unvested and restricted from transfer. On each of January 4, 2004, 2005 and 2006, 75,000 of these restricted shares vest, respectively. The note bears interest at a rate of 4.875%, which was deemed to be fair market value at the time of the issuance of the note, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the shares by the issuer of the note, 90 days from the date Mr. Greenlaw ceases to be affiliated with the Company or January 4, 2008. At June 30, 2003, the Company has recorded $1.6 million in principal and interest as a note receivable classified within stockholders' equity. During the three and six months ended June 30, 2003, the Company recorded $19,000 and $37,000 in interest income resulting from this note receivable, respectively. During the three and six months ended June 30, 2002, the Company recorded $18,000 and $35,000 in interest income resulting from this note receivable, respectively.

10. RELATED PARTIES

     ePresence provided the Company with telephone service and support under corporate services agreements during the three and six month periods ended June 30, 2003 and 2002. Under the current corporate services agreement, which expires on December 31, 2003, the Company pays ePresence an amount of $75,000 per year for these services. The Company recorded $19,000 and $38,000 in expense and paid ePresence $19,000 and $38,000 under the agreements in the three and six months ended June 30, 2003, respectively. The Company recorded $19,000 and $38,000 in expense and paid ePresence $94,000 and $94,000 under the agreements in the three and six months ended June 30, 2002, respectively. The Company had $6,000 and $6,000 accrued under the agreements as of June 30, 2003 and December 31, 2002, respectively.

     The Company leased the space it occupied in 2002 from ePresence under a sublease entered into in January 2001, which expired on December 31, 2002. The Company leases the space it currently occupies from ePresence under a sublease that expires on December 31, 2003. Under the current sublease agreement, the Company pays an annual rent of $227,000. Under the lease agreements, the Company recorded rent expense of $57,000 and $114,000 and paid ePresence $57,000 and $138,000 in the three and six months ended June 30, 2003, respectively. Under the lease agreements, the Company recorded rent expense and paid $129,000 and $259,000 to ePresence in the three and six months ended June 30, 2002, respectively. The Company had $19,000 and $43,000 accrued under the lease agreements as of June 30, 2003 and December 31, 2002, respectively. The Company believes that the amounts paid to ePresence under its services agreements and leases with ePresence are competitive with amounts the Company would have paid to outside third parties for the same or similar services and leased space.

     Certain directors of the Company hold positions as officers or directors of ePresence. The Chairman of the Board of Directors of the Company is also Chairman of the Board of Directors, President and Chief Executive Officer of ePresence. One director of the Company is Senior Vice President and Chief Financial Officer of ePresence. Another director of the Company is also a director of ePresence. In the three and six months ended June 30, 2003 and 2002, no compensation was paid to these directors by the Company for their services other than option grants under the Company's equity incentive plans in the six months ended June 30, 2002.

11. REVISION OF RESTRUCTURING ESTIMATE

     In the three months ended June 30, 2003, the Company recorded the reversal of $35,000 in excess restructuring reserves. The reversal resulted primarily from a change in estimate with respect to a compensation amount for a terminated employee that had been provided for as part of the Company's 2001 special charges. As of June 30, 2003, the Company had a remaining liability of $14,000 for the 2001 special charges related primarily to its remaining net lease obligations for a closed facility.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated results of operations, financial position and cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock" commencing on page 20, as well as those otherwise discussed in this section and elsewhere in this quarterly report. See "Forward-Looking Statements."

Overview

     In February 1996 when we commenced operations, we derived our revenue principally from the sale of banner and site sponsorship advertising. We now primarily derive revenue from our merchant network.

     Net merchant network revenue includes revenue from various licensing agreements with our merchant network alliance partners. These agreements involve, generally, (1) engineering work to develop a Web-hosted platform for our merchant network alliance partners which looks and feels like the merchant network alliance partner's own Web site and includes our searching functionality and (2) a per-merchant fee per month (in the form of a fixed fee per merchant or a percentage of revenue) based upon the number of merchants our alliance partner promotes in the platform. Net merchant network revenue also includes revenue from activities in which we run trademark and display ads in the Switchboard.com yellow pages directory, and build and host Web sites for local merchants. In addition, included as an offset to merchant network revenue is consideration given to customers, if any, for which the benefits of such consideration are not separately identifiable from the revenue obtained from those customers. During both the three and six months ended June 30, 2003, approximately 88.5% of our net revenue was derived from our local merchant network as compared to 85.3% and 87.9% in the three and six months ended June 30, 2002.

     Our largest and most significant merchant network alliance partner is America Online, Inc. Under our amended agreement with AOL, which expires in December 2004, we paid AOL $13.0 million in December 2000 and $2.0 million in April 2002, issued 746,260 shares of our common stock and share directory advertisement revenue with AOL. We account for consideration given to AOL as an offset to revenue. In addition, if requested by AOL, we are required to provide up to 300 hours of engineering services per month to AOL at no charge, for the term of the agreement. Any engineering services provided by us in excess of 300 hours per month are charged to AOL on a time and materials basis. In the three and six months ended June 30, 2003, AOL consulting and service fees totaled $641,000 and $1.3 million, respectively. In the three and six months ended June 30, 2002, AOL consulting and service fees totaled $491,000 and $547,000, respectively. Revenue recognized from AOL, including consulting and service fees, was $1.8 million, or 45.6% of net revenue, and $3.4 million, or 47.0% of net revenue, for the three and six months ended June 30, 2003, respectively. Revenue recognized from AOL, net of amortization of consideration given to AOL and including consulting and services fees, was $424,000, or 20.5% of net revenue, and $1.3 million, or 27.0% of net revenue, for the three and six months ended June 30, 2002, respectively. We anticipate that AOL will continue to represent a significant percentage of our revenue throughout the remainder of

2003 and will be a material component of our overall business. As of June 30, 2003, AOL beneficially owned 7.9% of our outstanding common stock.

     We also generate revenue from the sale of national advertising and site sponsorship revenue on white and yellow pages, as well as maps pages, across both Switchboard.com and the Switchboard alliance partner network. Such revenue is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During both the three and six months ended June 30, 2003, approximately 11.5% of our net revenue was derived from the sale of national advertising and site sponsorships, as compared to 14.7% and 12.1% in the three and six months ended June 30, 2002.

     Our cost of revenue consists primarily of expenses paid to third parties under data licensing and Web site creation and hosting agreements and search engine placement optimization fees, as well as other direct expenses incurred to maintain the operations of our Web site as well as the Web-hosted platforms of our merchant network alliance partners. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, costs of running our data centers, which include rent and utilities, and a pro rata share of occupancy and information system expenses. Cost of revenue also includes an allocation of salaries and benefits for employees, as well as expenses resulting from external consultants, directly associated with the delivery of billable engineering and other services. Cost of revenue as a percentage of revenue has varied in the past, primarily because the amount of revenue recognized has varied and has been spread over relatively fixed cost of revenue.

     Our sales and marketing expense consists primarily of employee salaries and benefits, costs associated with channel marketing programs, collateral production expenses, third-party commission costs, public relations, market research, provision for bad debts and a pro rata share of occupancy and information system expenses.

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

     We have experienced substantial net losses. As of June 30, 2003, we had an accumulated deficit of $108.2 million. These net losses and accumulated deficit resulted from insufficient revenue to cover the significant costs incurred in the development of our Web hosted directory platform and the establishment of our corporate infrastructure and organization.

Adoption of EITF 01-9

     We adopted Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9") in 2002 and concluded that EITF 01-9 is applicable to the accounting for our directory and local advertising platform services agreement with AOL ("Directory Agreement"). Accordingly, we decreased our merchant network revenue by $946,000 and $2.0 million for the three and six months ended June 30, 2002 and reduced our operating expenses by a corresponding amount in the same period. There was no offset to revenue for consideration given to a vendor in the three and six months ended June 30, 2003. The adoption of EITF 01-9 had no effect on net income or our capital resources. The following table illustrates the effect of the application of EITF 01-9 (in thousands):

                                               Three Months Ended June 30,      Six Months Ended June 30,
                                               ---------------------------      -------------------------
                                                    2003         2002                2003       2002
                                                   ------       ------              ------     -------
Gross revenue                                      $3,974       $3,014              $7,315     $ 7,037
  Less: Amortization of consideration
           given to AOL                                 -         (946)                  -      (2,049)
                                                   ------       ------              ------     -------
Net revenue                                        $3,974       $2,068              $7,315     $ 4,988
                                                   ======       ======              ======     =======

Operating expenses                                 $2,793       $4,131              $5,553     $ 8,873
  Less: Amortization of consideration
           given to AOL                                 -         (946)                  -      (2,049)
                                                   ------       ------              ------     -------
Net operating expenses                             $2,793       $3,185              $5,553     $ 6,824
                                                   ======       ======              ======     =======


Significant Relationship

     In December 2000, we entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, April 2002, August 2002 and November 2002, certain terms of the agreement were amended. Under the four-year term of the amended Directory Agreement, we share with AOL specified directory advertisement revenue. In general, we received a majority of the first $12.0 million of such directory advertisement revenue and receive a lesser share of any additional directory advertisement revenue pursuant to the August 2002 amendment. We paid AOL and recorded an asset of $13.0 million at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties ("AOL Roll-In") in January 2002, we recorded a second asset and a liability related to future payments of $13.0 million. In April 2002, we established an additional asset and liability of $1.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, we were scheduled to make six additional quarterly payments of $2.0 million each, replacing the $13.0 million originally owed upon the AOL Roll-In. The August 2002 amendment, among other things, eliminated the $12.0 million in remaining additional payments established in the April 2002 amendment. AOL committed to pay us at least $2.0 million in consulting or service fees over the term of the Directory Agreement under a payment schedule which ended in September 2002, of which AOL has paid all $2.0 million and we have delivered all $2.0 million in services to AOL. In addition, we are required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. These 300 hours are provided to support the Directory Platform, from which we share in directory advertising revenue over the term of the amended agreement. Any engineering services provided by us in excess of 300 hours per month are charged to AOL on a time and materials basis. AOL typically exceeds these 300 hours each month. In the three and six months ended June 30, 2003, AOL consulting and service fees totaled $641,000 and $1.3 million, respectively. In the three and six months ended June 30, 2002, AOL consulting and service fees totaled $491,000 and $547,000, respectively.

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

     The $13.0 million paid and the value of the stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 2001, the remaining unamortized amounts of $11.7 million were written down to zero as a result of an impairment analysis as of December 31, 2001. In 2002, we recorded amortization based upon the remaining net book value of our AOL assets established upon the AOL Roll-In and April 2002 amendment on a straight-line basis over the remaining term of the amended agreement. As a result of the elimination in the August 2002 amendment of the remaining $12.0 million owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in August 2002, offsetting amortization recorded in the period. Amortization of AOL assets totaled $946,000 and $2.0 million in the three and six months ended June 30, 2002. There was no amortization of AOL assets in the three and six months ended June 30, 2003. Throughout the remaining initial term of the amended agreement, we will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with EITF 01-9.

     Revenue recognized from AOL was $1.8 million, or 45.6% of net revenue, and $3.4 million, or 47.0% of net revenue, for the three and six months ended June 30, 2003, respectively. Revenue recognized from AOL, including amortization of consideration given to AOL, was $424,000, or 20.5% of net revenue, and $1.3 million, or 27.0% of net revenue, for the three and six months ended June 30, 2002, respectively. Net amounts due from AOL included in accounts receivable at June 30, 2003 and December 31, 2002 were $1.1 million and $549,000, respectively. As of June 30, 2003, AOL beneficially owned 7.9% of our outstanding common stock.

Results of Operations

Revenue

     Net revenue increased 92.2% to $4.0 million for the three months ended June 30, 2003, compared with $2.1 million for the corresponding period in 2002. Net revenue increased 46.7% to $7.3 million for the six months ended June 30, 2003, compared with $5.0 million for the corresponding period in 2002. The increases for both the three and six months ended June 30, 2003 consisted primarily of an increase in net merchant network revenue, as well as an increase in national advertising and site sponsorship revenue.

     Net merchant network revenue increased 99.3% to $3.5 million for the three months ended June 30, 2003, compared with $1.8 million for the corresponding period in 2002. Net merchant network revenue increased 47.6% to $6.5 million for the six months ended June 30, 2003, compared with $4.4 million for the corresponding period in 2002.

     The increase in net merchant network revenue for both the three and six months ended June 30, 2003 was primarily due to a reduction in amortization of consideration given to AOL as a result of the elimination of such amortization in August 2002 upon the amendment to the Directory Agreement with AOL. Amortization of consideration given to AOL was $946,000 and $2.0 million in the three and six months ended June 30, 2002, respectively. There was no amortization of consideration given to AOL in the three and six months ended June 30, 2003. The increase in net merchant network revenue in the three months ended June 30, 2003 was also attributable to an increase of $764,000 in licensing revenue from new and existing merchant network alliance partners, including AOL, as well as an increase of $130,000 in engineering and other services revenue. The increase in net merchant network revenue in the six months ended June 30, 2003 was also attributable to an increase of $676,000 in engineering and other services revenue, as well as additional licensing revenue from new merchant network alliance partners. Offsetting these increases in the six-month period ended June 30, 2003 was a decrease of $690,000 in licensing revenue from AOL, primarily as a result of significantly reduced nationally oriented merchant advertising sales by AOL, as well as a reduction in the percentage by which we share in directory revenue generated by AOL under the Directory Agreement based upon the achievement of a predetermined cumulative revenue milestone.

     National advertising and site sponsorship revenue increased 50.7% to $458,000 for the three months ended June 30, 2003, compared with $304,000 for the corresponding period in 2002. National advertising and site sponsorship revenue increased 40.0% to $843,000 for the six months ended June 30, 2003, compared with $602,000 for the corresponding period in 2002. The increase in national advertising and site sponsorship revenue for both the three and six months ended June 30, 2003 resulted primarily from the addition of new customers and an increase in revenue from existing customers due to additional advertising placements on our site, as well as an increase in traffic to our Web site.

Cost of Revenue

     Cost of revenue decreased 26.8% to $814,000, or 20.5% of net revenue, for the three months ended June 30, 2003, compared with $1.1 million, or 53.8% of net revenue, for the corresponding period in 2002. Cost of revenue decreased 25.1% to $1.5 million, or 20.8% of net revenue, in the six months ended June 30, 2003, compared with $2.0 million, or 40.7% of net revenue, for the corresponding period in 2002.

     Cost of revenue decreased for the three months ended June 30, 2003 primarily as a result of a decrease of $197,000 in expenses resulting from a lower margin merchant services project performed for a merchant network alliance partner in 2002 and decreases in the cost of third-party data, Web site creation and hosting fees in connection with our merchant services programs and data communication fees. These decreases were offset in part by increases in search engine placement optimization fees and employee salaries and benefits associated with the delivery of engineering services, which are classified as cost of revenue.

     Cost of revenue decreased for the six months ended June 30, 2003 primarily as a result of a decrease of $201,000 in Web site creation and hosting fees in connection with our merchant services programs, a decrease of $197,000 in expenses resulting from a lower margin merchant services project performed for a merchant network alliance partner in 2002 and decreases in the cost of third-party data and data communication fees. These decreases were offset in part by an increase of $150,000 in employee salaries and benefits associated with the delivery of engineering services, which are classified as cost of revenue, and an increase in search engine placement optimization fees.

Gross Profit

     Gross profit increased 230.5% to $3.2 million, or 79.5% of net revenue, for the three months ended June 30, 2003, compared with $956,000, or 46.2% of net revenue, for the corresponding period in 2002. Gross profit increased 95.9% to $5.8 million, or 79.2% of net revenue, in the six months ended June 30, 2003, compared with $3.0 million, or 59.3% of net revenue, for the corresponding period in 2002. The increases in gross profit dollars and percentage for the three and six months ended June 30, 2003 were primarily due to the reduction in the amortization of consideration given to AOL discussed above.

Sales and Marketing

     Sales and marketing expenses decreased 40.2% to $685,000 for the three months ended June 30, 2003, compared with $1.1 million for the corresponding period in 2002. Sales and marketing expenses decreased 40.6% to $1.5 million for the six months ended June 30, 2003, compared with $2.6 million for the corresponding period in 2002. As a percentage of net revenue, sales and marketing expenses were 17.2% and 20.9% for the three and six months ended June 30, 2003, as compared with 55.4% and 51.6% for the corresponding periods in 2002.

     The decrease for the three months ended June 30, 2003 was primarily related to a reduction of expense of $200,000 resulting from an amount collected from AOL related to the final settlement of our prior agreement with AOL, which was terminated in March 1999. Sales and marketing expenses also decreased in the three months ended June 30, 2003 as a result of a decrease of $165,000 in merchant program expenses and decreases in public relations expenses and provisions for bad debts, offset in part by an increase in employee compensation and benefits.

     The decrease for the six months ended June 30, 2003 was primarily related to a decrease of $407,000 in merchant program expenses, $200,000 collected from AOL, a decrease of $131,000 in public relations expenses and a decrease in employee compensation and benefits.

Research and Development

     Research and development expenses decreased 14.9% to $1.1 million for the three months ended June 30, 2003, compared with $1.3 million for the corresponding period in 2002. Research and development expenses decreased 20.8% to $2.2 million for the six months ended June 30, 2003, compared with $2.8 million for the corresponding period in 2002. As a percentage of net revenue, research and development expenses were 28.2% and 30.6% for the three and six months ended June 30, 2003, compared with 63.7% and 56.6% for the corresponding periods in 2002.

     The decrease for the three months ended June 30, 2003 was due primarily to decreases in salaries and benefits associated with the delivery of engineering services, which are classified as cost of revenue, depreciation, facilities expense and other employee compensation and benefits.

     The decrease for the six months ended June 30, 2003 was due primarily to a decrease of $207,000 in outside consulting fees, a decrease of $158,000 in salaries and benefits associated with the delivery of engineering services, which are classified as cost of revenue, a decrease of $112,000 in other employee compensation and benefits and a decrease in facilities expense.

General and Administrative

     General and administrative expenses increased 41.4% to $1.0 million for the three months ended June 30, 2003, compared with $723,000 for the corresponding period in 2002. General and administrative expenses increased 27.7% to $1.8 million for the six months ended June 30, 2003, compared with $1.4 million for the corresponding period in 2002. As a percentage of net revenue, general and administrative expenses were 25.7% and 25.0% for the three and six months ended June 30, 2003, compared with 35.0% and 28.7% for the corresponding period in 2002.

     The increase for the three months ended June 30, 2003 was primarily due to an increase in professional services and employee compensation and benefits, offset in part by a decrease in insurance expense and provisions for excise taxes.

     The increase for the six months ended June 30, 2003 was primarily due to increases in professional services, employee compensation and benefits and an unallocated occupancy costs, offset in part by a decrease in insurance expense.

Revision of Restructuring Estimate

     In the three months ended June 30, 2003, we recorded the reversal of $35,000 in excess restructuring reserves. This reversal resulted from a revision of an estimate of the compensation amount for a terminated employee for which we had reserved as part of our 2001 special charges. It was determined in the three months ended June 30, 2003 that the reserve for this compensation was no longer required. As of June 30, 2003, we had a remaining liability of $14,000 for the 2001 special charges related primarily to our remaining net lease obligations for a closed facility.

Other Income

     Other income decreased 80.3% to $172,000 for the three months ended June 30, 2003, compared with $874,000 for the corresponding period in 2002. Other income decreased 75.9% to $354,000 for the six months ended June 30, 2003, compared with $1.5 million for the corresponding period in 2002. The decrease in the three and six months ended June 30, 2003 was due primarily to a decrease in interest income earned as a result of a decline in interest rates, as well as a decrease in realized gains on investments.

Income Taxes

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company anticipates that it will not have a significant tax provision in 2003 due to utilization of net operating loss carryforwards. However, the Company does anticipate that it will be subject to an alternative minimum tax. Accordingly, the Company has recorded income tax expense of $12,000 in the three and six months ended June 30, 2002.

Liquidity and Capital Resources

     As of June 30, 2003, we had total cash and marketable securities of $50.3 million, consisting of $39.4 million of cash and cash equivalents, $6.6 million of short-term marketable securities, $4.3 million of long-term marketable securities and $36,000 of restricted cash. During the six months ended June 30, 2003, cash and cash equivalents increased by $944,000, primarily due to cash provided by investing activities of $4.4 million and cash provided by operating activities of $398,000, offset in part by net cash used for financing activities of $3.8 million.

     Net cash provided by operating activities for the six months ended June 30, 2003 was $398,000, primarily due to net income of $583,000 and non-cash income and expenses of $644,000 of depreciation and amortization, $73,000 of amortization of unearned compensation and $37,000 of non-cash interest income on a note receivable. The increase in cash was also due to an increase of $128,000 in accrued expenses and an increase of $58,000 in deferred revenue. These increases were offset in part primarily by an increase of $566,000 in accounts receivable and an increase of $519,000 in other current assets.

     Net cash provided by investing activities for the six months ended June 30, 2003 was $4.4 million, primarily due to $3.0 million in proceeds from sales of marketable securities and a decrease of $1.6 million in restricted cash, offset in part primarily by purchases of marketable securities of $165,000.

     Net cash used in financing activities for the six months ended June 30, 2003 was $3.8 million, primarily due to payments on notes payable of $2.2 million and a payment of $1.7 million related to the settlement of our litigation with the former stockholders of Envenue Inc. ("Envenue"), offset in part by proceeds of $91,000 from the issuance of stock.


     In June 2002, we entered into a loan and security agreement (the "SVB Financing Agreement") with Silicon Valley Bank ("SVB"), under which we had the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrued interest at a rate equal to prime plus 0.25%, and were to have been repaid monthly over a 30-month period. We had utilized $2.7 million of this facility through borrowings that occurred in June and September 2002. The SVB Financing Agreement also provided for a $1.0 million revolving line of credit. We did not borrow any amounts under the revolving line of credit. Our ability to borrow additional amounts under the SVB Financing Agreement expired on May 30, 2003. In May 2003, we paid SVB $1.8 million in satisfaction of our outstanding borrowings under the loan facility. We are no longer required to maintain minimum amounts in deposit or investment accounts at SVB, as the SVB Financing Agreement has expired and any outstanding borrowings have been repaid in full.

     In November 2000, we acquired Envenue, a wireless provider of advanced searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002, which we classified as a payable related to acquisition within current liabilities. We did not pay the $2.0 million on or before May 24, 2002, as we were involved in a contractual dispute with the previous owners of Envenue. In June 2002, we placed $2.0 million into an escrow account, which was to be held until the resolution of this dispute. In October 2002, we paid $410,000 out of the escrowed funds, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue. The remaining $1.6 million of the purchase price was classified separately in the accompanying financial statements as of December 31, 2002. We recorded $1.6 million as restricted cash at December 31, 2002 related to the cash held in escrow. In June 2003, we paid the former stockholders of Envenue $1.7 million to settle all claims related to the acquisition of Envenue. As a result, we no longer have funds in escrow related to the matter.

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

Critical Accounting Policies and Estimates

     We have identified several policies as critical to the understanding of our results of operations. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, intangible assets, compensation expenses, third-party commissions, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The critical accounting policies we identified in our most recent Annual Report on Form 10-K are related to revenue recognition, risks, concentrations and uncertainties, and accounting for stock-based compensation. It is important that the historical discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

     Critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 remain in effect with the exception of our accounting for bad debts incurred by AOL. In periods prior to April 2003, we recognized royalty revenue from AOL based upon our percentage of directory revenue earned by AOL in the period, less our estimate of AOL's bad debt associated with the revenue for the period. Our estimate of AOL's bad debts was recorded as a sales allowance, reducing revenue and accounts receivable. Beginning in April 2003, we began recognizing royalty revenue from AOL based upon our percentage of directory revenue that was both earned and collected by AOL. Given that we are recording royalty revenue from AOL based upon revenue collected by AOL, there is no longer a need for us to estimate and provide for a sales allowance for AOL.

Recently Issued Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS No. 150 to have a material impact on our consolidated results of operations, financial position and cash flows.

Factors Affecting Operating Results, Business Prospects and Market Price of
Stock

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of Switchboard in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the SEC.

                          RISKS RELATED TO OUR BUSINESS

  IF THE DIRECTORY AGREEMENT WE ENTERED INTO WITH AMERICA ONLINE, INC., A SUBSIDIARY OF AOL TIME WARNER INC., IS NOT SUCCESSFUL OR IS NOT RENEWED ON SUBSTANTIALLY SIMILAR TERMS, IT WOULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR RESULTS OF OPERATIONS

     The Directory Agreement we entered into with AOL may not generate anticipated revenues or other benefits. Even though we have amended the Directory Agreement, the Directory Agreement may still be prematurely terminated by breach or otherwise fail to be successful. Our revenue from AOL may be lower than anticipated in future periods, particularly if local merchants do not view the alliance as an effective advertising vehicle for their products and services. Even if the Directory Agreement is not successful, AOL may not have to return any of the consideration, including cash and stock, which we have paid to AOL, and we may have continuing contractual obligations to AOL under the Directory Agreement.

     In 2002 and the first six months of 2003, revenue derived from AOL represented a significant portion of our net revenue. AOL accounted for 41.8% of total net revenue in 2002 and 45.6% and 47.0% of total net revenue in the three and six months ended June 30, 2003. We anticipate that AOL will be a material component of our overall business. The termination of our Directory Agreement with AOL or the failure of our Directory Agreement with AOL to generate these anticipated revenues would have a material adverse effect on our results of operations and financial condition.

     The term of our Directory Agreement with AOL expires in December 2004. We or AOL may elect not to renew the agreement upon its expiration. If the agreement is renewed, it may be renewed under terms that are materially different than those in place today. These terms may result in a decrease in our share of revenue earned by AOL, or require us to pay AOL additional amounts that could substantially reduce the profitability of the relationship.

  WE HAVE A HISTORY OF INCURRING NET LOSSES, WE MAY INCUR NET LOSSES DURING FUTURE QUARTERS AND WE MAY NEVER ACHIEVE PROFITABILITY AGAIN

     We have incurred significant net losses in each fiscal quarter previous to the fiscal quarter ended March 31, 2003. From inception to June 30, 2003, we have an accumulated deficit totaling $108.2 million. We need to generate substantial revenue to fund our operations. Although we recorded a small profit in each of the fiscal quarters ended March 31 and June 30, 2003, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will eventually be unable to continue our operations.

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

     Our business depends upon our ability to maintain and benefit from our existing merchant network alliance partnerships and to establish additional merchant network alliance partnerships. For our business to be successful, we must expand our merchant network and generate significant revenue from that initiative. The success of our merchant network depends in substantial part upon our ability to access a broad base of local merchants. The merchant base is highly fragmented. Local merchants are difficult to contact efficiently and cost-effectively. Consequently, we depend on relationships with merchant network alliance partners to sell Internet yellow pages advertising to local merchants and to provide billing and other administrative services relating to our merchant services. The termination of any strategic relationship with a merchant network alliance partner would significantly impair our ability to attract potential local merchant customers and deliver our merchant services to our current customers. Furthermore, we cannot be certain that we will be able to develop or maintain relationships with new merchant network alliance partners on terms acceptable to us or at all.

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

     We may be unable to demonstrate the value of our merchant services to local merchants enrolled to receive our services through our merchant network alliance partners. If local merchants cancel our various services, which are generally provided on a month-to-month basis, our revenue could decline and we may need to incur additional expenditures to obtain new local merchant customers. We do not presently provide data demonstrating the number of leads generated by our merchant services to merchants who have enrolled to receive our merchant services on a flat fee per month basis. Regardless of whether our merchant services effectively produce leads, our local merchant customers may not know the source of the leads and may cancel our merchant services.

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

     As of June 30, 2003, ePresence beneficially owned approximately 51.9% of our common stock. Because of this majority interest in us, ePresence is generally able to control all matters submitted to our stockholders for approval and our management and affairs, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Presently, three of the six members of our Board of Directors are officers or directors of ePresence. ePresence's control over us could have the effect of delaying or preventing a change of control of Switchboard that other stockholders may believe would result in a more optimal return on investment. Conversely, ePresence's control over us could have the effect of enabling a change of control of Switchboard that other stockholders may believe would result in a less desirable return on investment. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in us.

     ePresence may elect to sell all or a substantial portion of its capital stock to one or more third parties, in which case a third party with whom we have no prior relationship could exercise the same degree of control over us as ePresence presently does.

  WE RELY ON A SMALL NUMBER OF CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE

     We derive a substantial portion of our net revenue from a small number of customers. During the three and six months ended June 30, 2003, net revenue derived from our top ten customers accounted for approximately 73.0% and 72.1% of our total net revenue, respectively. Additionally, net revenue derived from AOL alone accounted for 45.6% and 47.0% of our total net revenue in the three and six months ended June 30, 2003, respectively. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

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

  OUR BUSINESS MAY SUFFER AN INTERRUPTION AS A RESULT OF CABLE & WIRELESS' ANNOUNCEMENT THAT IT INTENDS ON EXITING ITS UNITED STATES OPERATIONS

     On June 4, 2003, Cable & Wireless PLC announced that it had decided to cease its United States operations. We currently use Cable & Wireless' Waltham, Massachusetts facility for the hosting of our website, as well as the Web-hosted platforms we provide to our merchant network alliance partners. We believe Cable & Wireless is attempting to exit its activities at its Waltham, Massachusetts facility. In the event that Cable & Wireless does exit its activities at this facility, we are unable to predict whether or not Cable & Wireless will be able to successfully sell or lease this facility. In the event Cable & Wireless is successful in selling or leasing this facility, we are further unable to predict whether the purchaser or lessor would provide the same or similar services as Cable & Wireless presently offers to us. If we are unable to reach an agreement with an eventual purchaser or lessor of the facility, we will be required to find a new location from which to host our website as well as the Web-hosted platforms we provide to our merchant network alliance partners. We may incur more expense at a new facility than we presently pay to Cable & Wireless. Further, such a transition to a new location may result in an interruption to our website or the Web-hosted platforms of our merchant network alliance partners. Such an interruption could have a material adverse effect on our cash flows and results of operations.

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

     Similarly, if Internet banner and site sponsorship advertising fails to gain wide acceptance and to grow from year to year, our banner and site sponsorship revenue will be affected. Even though we are less dependent on revenue from banner and site sponsorship advertisements than we had previously been in prior years, our future success still depends, in part, on an increase in the use of the Internet as an advertising medium. We generated 11.5% of our net revenue from the sale of banner and site sponsorship advertisements during both the three and six months ended June 30, 2003, respectively. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     All the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On May 31, 2002 the Company was sued by the former stockholders of Envenue, Inc., from whom the Company purchased all of the stock of Envenue in November 2000. The suit alleged that the Company breached its agreement with the plaintiffs by failing to pay the purchase price of the Envenue stock when it became due on May 24, 2002. The Company paid $400,000, plus interest, representing a portion of the purchase price, to the plaintiffs. The suit sought payment of $1.6 million, representing the balance of the purchase price, plus additional unquantified damages including treble damages. In June 2003 the former stockholders of Envenue and the Company agreed to settle this suit and in connection therewith, the Company paid $1.7 million to the former stockholders of $1.7 million. The parties have exchanged releases and a stipulation of dismissal of this suit was filed with the court on June 16, 2003.

     On November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard's initial public offering,

Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Greenlaw and Mr. Polnerow are officers of Switchboard, and Mr. Jewett is a former officer of Switchboard. In July 2002, the Company, Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss which challenges the legal sufficiency of plaintiffs' claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. The plaintiffs opposed the motion. On September 30, 2002, the lawsuit against Messrs. Greenlaw, Polnerow and Jewett was dismissed without prejudice. The Court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued its decision on the defendants' motion to dismiss, granting in part and denying in part the motion as to Switchboard. In doing so, the court dismissed the plaintiffs' claims against certain defendants, including Switchboard.

     In June 2003, the plaintiffs, the issuer defendants and their insurers agreed on the terms and conditions of a proposed settlement of this case. The terms and conditions of the proposed settlement have been widely reported in the press. Switchboard's special committee of the board of directors met twice during June 2003 to evaluate the proposed settlement. The committee was advised by outside counsel on the merits of the proposed settlement. The committee determined that the settlement was in the best interest of Switchboard and that Switchboard should accept the proposed settlement. There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval; however, based on this proposed settlement, Switchboard does not believe it will suffer material future losses related to this lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a.) Not applicable.

(b.) Not applicable.

(c.) Not applicable.

(d.) On March 2, 2000, we made an initial public offering of up to 6,325,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-90013), which was declared effective by the Securities and Exchange Commission on March 1, 2000.

     Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. Through June 30, 2003, we used approximately $22.9 million of the proceeds from the offering for working capital purposes, of which approximately $4.8 million was for the purchase of fixed assets. In December 2000 we paid $13.0 million of the proceeds to America Online, Inc. pursuant to the terms of our Directory and Local Advertising Platform Services Agreement (the "Directory Agreement") entered into with America Online on that date. In March 2002, we used $1.3 million of the proceeds for the purchase of 386,302 shares of our common stock from Viacom Inc. as treasury stock. In April 2002, we paid America Online $2.0 million upon the execution of the Second Amendment to the Directory Agreement. In October 2002, we paid the former stockholders of Envenue Incorporated approximately $410,000, and in June 2003 we paid the former stockholders of Envenue an additional $1.7 million. As of June 30, 2003, we have invested the remaining net proceeds in interest-bearing, investment-grade securities and money market funds.

Item 4. Submission of Matters to a Vote of Security Holders.

     On May 15, 2003, the Company held its 2003 Annual Meeting of Stockholders. At the meeting, the votes cast for each matter presented to the Company's stockholders were as follows:

1. Election of Class III directors to serve for the ensuing three years and until their respective successors are elected and qualified.

                                    For        Withheld
                                ----------     --------
   (i) Douglas J. Greenlaw      17,918,290      202,024
   (ii) Dean Polnerow           18,021,141       99,173

2. Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current year.

   For:                       18,104,668
   Against:                       11,591
   Abstain:                        4,055
   Broker non-votes                 none


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a.   Exhibits

     The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the SEC. Switchboard's file number under the Securities Exchange Act of 1934 is 000-28871.

  b. Reports on Form 8-K.

     On April 29, 2003, the Company furnished a Current Report on Form 8-K dated April 29, 2003 under Item 9 containing a copy of the Company's earnings release for the period ended March 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SWITCHBOARD INCORPORATED

         Date: August 8, 2003              By:/s/ Robert P. Orlando
                                              ---------------------
                                              Robert P. Orlando
                                              Vice President and Chief Financial
                                              Officer (principal financial
                                              officer and chief accounting
                                              officer)

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -------------------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C,
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C,
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.