Form 10-Q/A
period 2002-06-30
SWITCHBOARD INC
filed 2003-09-30
CIK 1085223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of Class              Shares Outstanding as of August 31, 2002
--------------------------------------- ----------------------------------------
Common Stock, par value $0.01 per share              18,840,928

                                Explanatory Note

     The Quarterly Report on Form 10-Q of Switchboard Incorporated for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on September 20, 2002, is hereby amended to refile Exhibit 10.5 thereto, which such Exhibit 10.5 is amended and restated as filed herewith.

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SWITCHBOARD INCORPORATED


Date: September 30, 2003      By:/s/Robert P. Orlando
                                 --------------------
                                 Robert P. Orlando
                                 Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -------------------------------------------------------------------
10.1# Loan and Security Agreement between Silicon Valley Bank and Switchboard Incorporated dated May 31, 2002.
10.2# Negative Pledge Agreement between Silicon Valley Bank and Switchboard Incorporated dated May 31, 2002.
10.3# Security Agreement between Silicon Valley Bank and Switchboard Securities Corporation dated May 31, 2002.
10.4# Unconditional Guarantee between Silicon Valley Bank and Switchboard Securities Corporation dated May 31, 2002.
10.5+* Third Amendment dated August 21, 2002 to Directory and Local Advertising Platform Services Agreement between America Online, Inc. and Switchboard Incorporated dated December 11, 2000.
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

------------------------------------------

#   Previously filed.

+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

*   Superseding exhibit.