Form 10-Q
period 2003-09-30
SWITCHBOARD INC
filed 2003-11-14
CIK 1085223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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
   (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                    120 Flanders Road, Westborough, MA 01581
               (Address of Principal Executive Offices) (Zip Code)

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
Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Class          Shares Outstanding as of October 31, 2003
         --------------          -----------------------------------------
   Common Stock, par value                     19,102,147
      $0.01 per share

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements, including those regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "likely", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements provided by us in this Quarterly Report on Form 10-Q represent our estimates as of the date this report is filed with the Securities and Exchange Commission (the "SEC"). We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

                                WEB SITE ADDRESS

     Our Web site address is www.switchboard.com. References in this report to www.switchboard.com, switchboard.com, any variations of the foregoing or any other uniform resource locator, or URL, are inactive textual references only. The information on our Web site or at any other URL is not incorporated by reference herein and should not be considered to be a part of this document. We make available through our Web site, free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through our Web site's investor information page.

                            SWITCHBOARD INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I -- Financial Information

Item 1. -- Financial Statements

Consolidated Balance Sheets as of September 30, 2003 (unaudited) and
    December 31, 2002 (audited)............................................................  3

Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended
    September 30, 2003 and 2002............................................................  4

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
    September 30, 2003 and 2002............................................................  5

Notes to Consolidated Financial Statements.................................................  6

Item 2. -- Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................................... 12

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk...................... 35

Item 4. -- Controls and Procedures......................................................... 35

PART II -- Other Information

Item 1. - Legal Proceedings................................................................ 35

Item 2. -- Changes in Securities and Use of Proceeds....................................... 36

Item 6. -- Exhibits and Reports on Form 8-K................................................ 37

Signatures................................................................................. 38

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                          September 30, 2003    December 31, 2002
                                                                                          ------------------    -----------------
                                                                                              (unaudited)
Assets:
Cash and cash equivalents                                                                      $  42,106             $  38,390
Short-term marketable securities                                                                   8,685                 3,589
Restricted cash                                                                                       36                 1,640
Accounts receivable, net of allowance of $242 and $350, respectively                               2,543                 1,558
Unbilled receivables                                                                                   -                   160
Other current assets                                                                                 775                   330
                                                                                               ---------             ---------
     Total current assets                                                                         54,145                45,667

Long-term marketable securities                                                                    2,095                10,244
Property and equipment, net                                                                        1,007                 1,877
                                                                                               ---------             ---------

     Total assets                                                                              $  57,247             $  57,788
                                                                                               =========             =========

Liabilities:
Accounts payable                                                                               $   1,013             $     966
Accrued expenses                                                                                   1,635                 1,437
Deferred revenue                                                                                     532                   475
Payable related to acquisition                                                                         -                 1,600
Note payable, current portion                                                                          -                 1,099
                                                                                               ---------             ---------
     Total current liabilities                                                                     3,180                 5,577

Note payable, net of current portion                                                                   -                 1,124
                                                                                               ---------             ---------
     Total liabilities                                                                             3,180                 6,701

Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized and
     undesignated, none issued and outstanding                                                         -                     -
Common stock, $0.01 par value per share; authorized 85,000,000 shares.
     Issued 19,368,749 and 19,227,230 shares as of September 30, 2003 and
     December 31, 2002, respectively.                                                                194                   192
Treasury stock, 386,302 shares at cost                                                            (1,255)               (1,255)
Additional paid-in capital                                                                       163,363               162,437
Note and interest receivable for issuance of restricted common stock                                (848)               (1,520)
Unearned compensation                                                                                (69)                 (178)
Accumulated other comprehensive income                                                                82                   156
Accumulated deficit                                                                             (107,400)             (108,745)
                                                                                               ---------             ---------
     Total stockholders' equity                                                                   54,067                51,087
                                                                                               ---------             ---------

Total liabilities and stockholders' equity                                                     $  57,247             $  57,788
                                                                                               =========             =========

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited; in thousands, except per share amounts)

                                                    Three months ended September 30,    Nine months ended September 30,
                                                    --------------------------------    -------------------------------
                                                        2003               2002            2003                  2002
                                                       ------             -------         -------               -------
   Revenue                                             $4,108             $ 3,325         $11,423               $10,362
   Consideration given to a customer                        -                  49               -                (2,000)
                                                       ------             -------         -------               -------
        Net revenue                                     4,108               3,374          11,423                 8,362

   Cost of revenue                                        662                 951           2,183                 2,981
                                                       ------             -------         -------               -------

   Gross profit                                         3,446               2,423           9,240                 5,381
                                                       ------             -------         -------               -------

   Operating expenses:
   Sales and marketing                                    913               1,127           2,440                 3,699
   Research and development                             1,181               1,378           3,416                 4,200
   General and administrative                             743               1,606           2,569                 3,036
   Revision of restructuring estimate                       -                   -             (35)                    -
                                                       ------             -------         -------               -------
        Total operating expenses                        2,837               4,111           8,390                10,935
                                                       ------             -------         -------               -------

   Income (loss) from operations                          609              (1,688)            850               (5,554)

   Other income:
   Interest income                                        172                 322             607                 1,560
   Interest expense                                         -                 (31)            (74)                  (60)
   Realized gain (loss) on sale of investments              -                  29              (1)                  399
   Other expense                                           (3)                (14)             (9)                 (124)
                                                       ------             -------         -------               -------
        Total other income                                169                 306             523                 1,775
                                                       ------             -------         -------               -------

   Income (loss) before income taxes                      778              (1,382)           1,373               (3,779)

   Provision for income taxes                              16                   -              28                     -
                                                       ------             -------         -------               -------

   Net income (loss)                                   $  762             $(1,382)        $ 1,345               $(3,779)
                                                       ======             =======         =======               =======


   Net income (loss) per share:
       Basic                                            $0.04              $(0.07)          $0.07                $(0.20)
                                                        =====              ======           =====                ======
       Diluted                                          $0.04              $(0.07)          $0.07                $(0.20)
                                                        =====              ======           =====                ======

   Weighted average number of common shares:
       Basic                                           18,788              18,525          18,692                18,506
       Diluted                                         20,347              18,525          19,654                18,506

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                              2003           2002
                                                                             -------       --------
Cash flows from operating activities:
Net income (loss)                                                            $ 1,345       $ (3,779)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                             938          1,173
       Amortization of unearned compensation                                     109            120
       Non-cash interest income on note receivable                               (53)           (53)
       Loss (gain) on sales of marketable securities                               1           (431)
       Consideration given to a customer                                           -          2,000

     Changes in operating assets and liabilities:
       Accounts receivable                                                      (984)            29
       Unbilled receivables                                                      160            508
       Other current assets                                                     (444)           (12)
       Other assets                                                                -             95
       Accounts payable                                                           47         (1,504)
       Accrued expenses                                                          337           (161)
       Accrued restructuring                                                     (39)          (927)
       Payment on AOL Directory Agreement                                          -         (2,000)
       Deferred revenue                                                           57           (405)
                                                                             -------       --------
          Net cash provided by (used in) operating activities                  1,474         (5,347)
                                                                             -------       --------

Cash flows from investing activities:
    Purchases of property and equipment                                          (68)          (815)
    Decrease (increase) in restricted cash                                     1,602         (1,162)
    Purchase of marketable securities                                           (229)       (10,789)
    Proceeds from sales of marketable securities                               3,208         49,274
                                                                             -------       --------
         Net cash provided by investing activities                             4,513         36,508
                                                                             -------       --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                               1,652            316
     Purchase of treasury stock                                                    -         (1,255)
     Proceeds from issuance of note payable                                        -          2,747
     Settlement of Envenue litigation                                         (1,700)             -
     Payments on notes payable                                                (2,223)        (1,124)
                                                                             -------       --------
         Net cash (used in) provided by financing activities                  (2,271)           684
                                                                             -------       --------

Net increase in cash and cash equivalents                                      3,716         31,845

Cash and cash equivalents at beginning of period                              38,390          4,212
                                                                             -------       --------
Cash and cash equivalents at end of period                                   $42,106       $ 36,057
                                                                             =======       ========

Supplemental statement of non-cash investing and financing activity:
   Repurchase of restricted stock and reduction of note receivable          $725,000            $ -
   Note receivable from officer for issuance of common stock                     $ -         $1,499
   Asset and liability related to AOL Directory Agreement                        $ -        $12,000
   Unrealized loss on investments                                                $74           $747

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A. Nature of Business

     Switchboard Incorporated, a Delaware corporation (the "Company"), commenced operations in February 1996. From the Company's inception (February 19, 1996) until March 7, 2000, the Company was a unit and later a subsidiary of ePresence Inc. (formerly Banyan Worldwide, "ePresence"). As of September 30, 2003, ePresence beneficially owned approximately 51.6% of the Company's common stock. The Company is a provider of local online advertising solutions for local merchant and national advertisers, enabled by its consumer oriented online yellow and white pages directory technology. The Company generates revenue primarily from merchant advertisements that are placed in the Switchboard-powered yellow pages platforms of its licensees, as well as in its own directory website, www.switchboard.com. The Company licenses its yellow pages platform to Internet portals, traditional yellow pages publishers and newspaper publishers. The Company operates in one business segment as a provider of advertising solutions through its web-hosted directory technologies and customized yellow pages platforms.

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

     The Company has also experienced substantial net losses and, as of September 30, 2003, had an accumulated deficit of $107.4 million. Such losses and accumulated deficit resulted from the Company's lack of substantial revenue and significantly increased costs incurred in the development of the Company's products and services and in the preliminary establishment of the Company's infrastructure. The Company expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. The Company believes that the funds currently available would be sufficient to fund operations through at least the next 12 months.

B. Basis of Presentation

     The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of future financial results.

     Investors should read these interim consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003.

C. Accounting for Stock Based Compensation

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

     At September 30, 2003, the Company had three stock-based employee compensation plans (as defined within SFAS 123). The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. The table below illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Because options vest over several years and additional option grants are expected to be made in future periods, the pro-forma effects detailed below are not necessarily indicative of the pro-forma effects on future years.

                                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                                           --------------------------------   -------------------------------
                                                                 2003          2002                 2003           2002
                                                                 -----        -------              -------        -------
Net income (loss) as reported                                    $ 762        $(1,382)             $ 1,345        $(3,779)
Add:    Stock-based employee compensation
        expense included in reported net loss,
        net of related tax effects                                  36             36                  109            120
Add:    Adjustment for previously amortized
        expense associated with the unvested
        portion of options canceled in the period                  233             71                  293          2,509
Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax
        effects                                                   (366)          (870)              (1,366)        (3,004)
                                                                 -----        -------              -------        -------

Pro-forma net income (loss)                                      $ 665        $(2,145)             $   381        $(4,154)
                                                                 =====        =======              =======        =======

Pro-forma net income (loss) per share
    Basic                                                        $0.04         $(0.12)               $0.02         $(0.22)
                                                                 =====         =======               =====         =======
    Diluted                                                      $0.03         $(0.12)               $0.02         $(0.22)
                                                                 =====         =======               =====         =======

Shares used in computing pro-forma net
  income (loss) per share
    Basic                                                       18,788         18,525               18,692         18,506
    Diluted                                                     20,347         18,525               19,654         18,506

D. Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding less any restricted shares. Diluted income (loss) per share includes the dilutive effect of potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Potential common shares also include the unvested portion of restricted stock, as well as the effect of unearned compensation resulting from the unvested portion of stock options issued at an exercise price lower than the market price on the date of issuance of the stock option.

     For the three and nine months ended September 30, 2003, options to purchase 634,878 and 1,464,334 shares of common stock were excluded from the calculation of diluted earnings per share, respectively, as their inclusion would be antidilutive. This is due to the fact that the exercise price of these options and the purchase price of these restricted shares is in excess of the average price of the Company's common stock of $7.65 and $4.60 per share for the three and nine months ended September 30, 2003. For the three and nine months ended of September 30, 2002, options to purchase 3,578,256 shares of common stock, warrants to purchase 918,468 shares of common stock, and 300,000 shares of restricted stock, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

E. Comprehensive Income (Loss)

     Other comprehensive income (loss) is as follows (in thousands):

                                                Three Months Ended September 30,       Nine Months Ended September 30,
                                                --------------------------------       -------------------------------
                                                    2003             2002                  2003              2002
                                                    ----            -------               ------            -------
Net income (loss)                                   $762            $(1,382)              $1,345            $(3,779)
Other comprehensive (loss) income:
  Unrealized (loss) income on investment             (35)               122                  (74)              (747)
                                                    ----            -------               ------            -------
Comprehensive income (loss)                         $727            $(1,260)              $1,271            $(4,526)
                                                    ====            =======               ======            =======

F. Notes Payable and Line of Credit

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

G. Payable Related to Acquisition

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

H. America Online, Inc. ("AOL")

     Amortization of AOL assets totaled $433,000 and $2.0 million in the three and nine months ended September 30, 2002, respectively. The Company amended its agreement with AOL in August 2002, which, among other things, eliminated the Company's requirement to make payments to AOL totaling $12.0 million. As a result of the elimination of these additional payments to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in August 2002, offsetting amortization recorded in the period. There was no amortization of AOL assets in the three and nine months ended September 30, 2003. Throughout the remaining initial term of the amended agreement, the Company will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with Emerging Issues Task Force ("EITF") 01-9. Subsequently in October 2003, the Company amended and restated its agreement with AOL. (See Note N.)

     Net revenue recognized from AOL was $1.6 million, or 39.6% of net revenue, and $5.1 million, or 44.3% of net revenue, for the three and nine months ended September 30, 2003, respectively. Net revenue recognized from AOL, including amortization of consideration given to AOL, was $1.7 million, or 51.8% of net revenue, and $3.1 million, or 37.0% of net revenue, for the three and nine months ended September 30, 2002, respectively. Net amounts due from AOL included in accounts receivable at September 30, 2003 and December 31, 2002 were $1.3 million and $549,000, respectively. As of September 30, 2003, AOL beneficially owned 7.9% of the Company's outstanding common stock.

I. Note Receivable for the Issuance of Restricted Common Stock

     In January 2002, the Company recorded a note receivable from its former Chief Executive Officer and member of its Board of Directors, Mr. Douglas Greenlaw, for approximately $1.4 million arising from the financing of a purchase of 450,000 shares of its common stock as restricted stock by that individual. The note bears interest at a rate of 4.875%, which was deemed to be fair market value at the time of the issuance of the note, compounding annually and is 100% recourse as to principal and interest.

     Mr. Greenlaw ceased to be an employee and resigned as a director effective September 2, 2003. In connection with Mr. Greenlaw's separation of employment, the Company recorded, as a component of general and administrative expense, certain separation expenses of $174,000 in the three and nine months ended September 30, 2003 in accordance with Mr. Greenlaw's employment agreement. At the time Mr. Greenlaw ceased to be affiliated with the Company, 225,000 of the original 450,000 shares granted were vested. In September 2003, the Company exercised its right to repurchase the remaining 225,000 unvested shares for $725,000, resulting in a corresponding reduction in the outstanding note of

$725,000. The interest accrued on the $725,000 of principal repaid in the transaction remained outstanding at September 30, 2003. At September 30, 2003, the Company had recorded $848,000 in principal and interest as a note receivable within stockholders' equity. Per the terms of the note, the note is payable within 90 days from the date Mr. Greenlaw ceased to be affiliated with the Company.

     During the three and nine months ended September 30, 2003, the Company recorded $16,000 and $53,000 in interest income resulting from this note receivable, respectively. During the three and nine months ended September 30, 2002, the Company recorded $18,000 and $53,000 in interest income resulting from this note receivable, respectively.

J. Related Parties

     ePresence provided the Company with telephone service and support under corporate services agreements during the three and nine month periods ended September 30, 2003 and 2002. Under the current corporate services agreement, which expires on December 31, 2003, the Company pays ePresence $75,000 per year for these services. The Company recorded $19,000 and $56,000 in expense and paid ePresence $19,000 and $56,000 under the agreements in the three and nine months ended September 30, 2003, respectively. The Company recorded $19,000 and $56,000 in expense and paid ePresence $19,000 and $113,000 under the agreements in the three and nine months ended September 30, 2002, respectively. The Company had $6,000 and $6,000 accrued under the agreements as of September 30, 2003 and December 31, 2002, respectively.

     The Company leases the space it currently occupies from ePresence under a sublease that expires on December 31, 2003. Under the current sublease agreement, the Company pays an annual rent of $227,000. Under its sublease agreements with ePresence, the Company recorded rent expense of $57,000 and $170,000 and paid ePresence $57,000 and $194,000 in the three and nine months ended September 30, 2003, respectively. Under the sublease agreements, the Company recorded rent expense and paid $129,000 and $388,000 to ePresence in the three and nine months ended September 30, 2002, respectively. The Company had $19,000 and $43,000 accrued under the sublease agreements as of September 30, 2003 and December 31, 2002, respectively. The Company believes that the amounts paid to ePresence under its services agreements and subleases with ePresence are competitive with amounts the Company would have paid to outside third parties for the same or similar services and leased space.

     Certain directors of the Company hold positions as officers or directors of ePresence. The Chairman of the Board of Directors of the Company is also Chairman of the Board of Directors, President and Chief Executive Officer of ePresence. One director of the Company is Senior Vice President and Chief Financial Officer of ePresence. Another director of the Company is also a director of ePresence. In the three and nine months ended September 30, 2003 and 2002, no compensation was paid to these directors by the Company for their services other than option grants under the Company's equity incentive plans in the nine months ended September 30, 2002.

K. Revision of Restructuring Estimate

     In the fiscal quarter ended June 30, 2003, the Company recorded the reversal of $35,000 in excess restructuring reserves. The reversal resulted primarily from a change in estimate with respect to a compensation amount for a terminated employee that had been provided for as part of the Company's 2001 special charges. As of September 30, 2003, the Company had a remaining liability of $13,000 for the 2001 special charges related primarily to its remaining net lease obligations for a closed facility.

L. Recently Issued Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated results of operations, financial position and cash flows.

M. Commitments and Contingencies.

     In connection with the November 2001 class action lawsuit was filed in the United States District Court for the Southern District of New York (the "Court") that named as defendants Switchboard, the managing underwriters of Switchboard's initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett, the Company had established a liability for potential settlement expense. Based on recent developments, the Company has revised its estimate of potential settlement expense and accordingly reduced its liability by $107,000 as a reduction of general and administrative expense in the three and nine months ended September 30, 2003.

N. Subsequent Events

     On October 23, 2003, Switchboard filed a Registration Statement on Form S-1 in connection with a proposed underwritten offering of 8,815,171 shares of its common stock, plus an over-allotment option of 1,322,250 shares. Of the shares proposed to be sold, including the over-allotment option, 10,037,421 shares are proposed to be sold by ePresence, Inc. and certain other selling shareholders, and 100,000 shares are proposed to be sold by the Company. The offering is being initiated by ePresence in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with its recently announced plan of liquidation. At the completion of the offering, ePresence will continue to own 5.7% of the company's shares. If the over-allotment option is exercised and the additional 1,322,250 shares are sold, ePresence will no longer own any shares of the Company. The sale of ePresence's entire holdings of Switchboard stock is subject to the approval of ePresence's shareholders. However, ePresence may sell up to approximately 5.4 million of its shares of Switchboard stock without shareholder approval.

     In October 2003, Switchboard amended and restated its Directory and Local Advertising Platform Services Agreement with AOL. The October 2003 amendment, among other things, extended the term of the agreement for an additional year until December 11, 2005, and provides that the Company will receive $4.8 million annually from AOL, payable in monthly increments of $400,000, in exchange for providing, maintaining and customizing the AOL yellow pages directory platform and inclusion of current AOL merchants in our yellow pages platform. In addition, the amended agreement creates the opportunity for both parties to share in revenue generated from advertising products that combine both AOL's and Switchboard's consumer audience. The revenue sharing arrangement, based on a percentage of AOL merchant subscription revenue, that was previously in effect has been eliminated. AOL and Switchboard are now able to sell advertising products offering both local merchant and national advertisers access to the combined consumer audience of both AOL and Switchboard yellow pages. As part of the consideration for the $4.8 million annual fee, if requested by AOL, the

Company is obligated to provide AOL with up to 3,000 hours of engineering services per fiscal quarter in order to customize and further AOL's directory platform. In addition, AOL may carry-over up to 1,000 of its unused engineering hours into the next quarter. At no time at the end of any fiscal quarter may the unused hours carried forward exceed 1,000 hours. Revenue attributable to any unused hours that are carried forward into the following fiscal quarter will be valued using our standard hourly rates for engineering services and will be deferred until the hours carried forward are either used or the right to use them expires. The Company will bill AOL on a time and materials basis for any hours of engineering services in excess of the 3,000 hours per quarter and recognize this revenue during the period in which the engineering services are delivered.

     Subsequent to September 30, 2003, Mr. Greenlaw has made payments totaling $560,000 to the Company in repayment of the Company's note receivable from Mr. Greenlaw. These payments were applied first to accrued interest, and the remaining amount was applied to outstanding principal. As of November 13, 2003, the remaining balance due from Mr. Greenlaw under the note was approximately $291,000.


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

Overview

     In February 1996 when we commenced operations, we derived our revenue principally from the sale of national banner and site sponsorship advertising on our directory website, www.switchboard.com. We now primarily derive revenue from advertisements that are placed in the Switchboard-powered directory platforms of our licensees, as well as merchant advertisers on our own website, www.switchboard.com.

     Net merchant network revenue includes revenue from various licensing agreements with our directory platform licensees. These agreements involve, generally, (1) a setup fee for engineering work to develop a web-hosted platform for our licensees which looks and feels like the licensees' own website and includes our searching functionality, and (2) a royalty in the form of a fixed fee per merchant based on the number of merchant advertisements promoted in their platform, or a percentage of revenue generated from those merchant advertisements. Net merchant network revenue also includes revenue from running priority placement, local performance based, and content targeted advertising in the Switchboard.com yellow pages directory, and building and hosting websites for local merchant advertisers. In addition, included as an offset to merchant network revenue is consideration given to customers, if any, for which the benefits of such consideration are not separately identifiable from the revenue obtained from those customers. During the three and nine months ended September 30, 2003, approximately 89.9% and 89.0% of our net revenue was derived from our local merchant network as compared to 88.4% and 88.1% in the three and nine months ended September 30, 2002, respectively.

     Our largest and most significant directory platform licensee is AOL. We paid AOL $13.0 million in December 2000 and $2.0 million in April 2002, and issued 746,260 shares of our common stock to AOL. In October 2003, we amended our agreement with AOL. The October 2003 amendment, among other things, extended the term of the agreement for an additional year until December 11, 2005, and provides that we will receive $4.8 million annually from AOL, payable in monthly increments of $400,000, in exchange for providing, maintaining and customizing the AOL yellow pages directory platform and inclusion of current AOL merchants in our yellow pages platform. In addition, the amended agreement creates the opportunity for both parties to share in revenue generated from advertising products that combine both AOL's and Switchboard's consumer audience. The revenue sharing arrangement, based on a percentage of AOL merchant subscription revenue, that was previously in effect has been eliminated.

     AOL and Switchboard are now able to sell advertising products offering both local merchant and national advertisers access to the combined consumer audience of both AOL and Switchboard yellow pages. As part of the consideration for the $4.8 million annual fee, if requested by AOL, we are obligated to provide AOL with up to 3,000 hours of engineering services per fiscal quarter in order to customize and further AOL's directory platform. In addition, AOL may carry-over up to 1,000 of its unused engineering hours into the next quarter. At no time at the end of any fiscal quarter may the unused hours carried forward exceed 1,000 hours. Revenue attributable to any unused hours that are carried forward into the following fiscal quarter will be valued using our standard hourly rates for engineering services and will be deferred until the hours carried forward are either used or the right to use them expires. We will bill AOL on a time and materials basis for any hours of engineering services in excess of the 3,000 hours per quarter and recognize this revenue during the period in which the engineering services are delivered.

     In the three and nine months ended September 30, 2003, AOL consulting and service fees totaled $144,000 and $1.4 million, respectively. In the three and nine months ended September 30, 2002, AOL consulting and service fees totaled $538,000 and $1.1 million, respectively. Revenue recognized from AOL, including consulting and service fees, was $1.6 million, or 39.6% of net revenue, and $5.1 million, or 44.3% of net revenue, for the three and nine months ended September 30, 2003, respectively. Revenue recognized from AOL, net of amortization of consideration given to AOL and including consulting and services fees, was $1.7 million, or 51.8% of net revenue, and $3.1 million, or 37.0% of net revenue, for the three and nine months ended September 30, 2002. We anticipate that AOL will continue to represent a significant percentage of our revenue throughout the remainder of 2003 and will be a material component of our overall business. Net amounts due from AOL included in accounts receivable at September 30, 2003 and December 31, 2002 were $1.3 million and $549,000, respectively. As of September 30, 2003, AOL owned 1,496,260 shares, or approximately 7.9%, of our common stock.

     We also continue to generate revenue from the sale of national advertising and site sponsorship revenue on white and yellow pages, as well as maps pages, across both www.switchboard.com and the websites of several directory platform licensees. Such revenue is derived from banner advertisements, sponsorships, direct electronic mail-based promotions and other forms of national advertising that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During the three and nine months ended September 30, 2003, approximately 10.1% and 11.0% of our net revenue was derived from the sale of national advertising and site sponsorships, as compared to 11.6% and 11.9% in the three and nine months ended September 30, 2002, respectively.

     Our cost of revenue consists primarily of expenses paid to third parties under data licensing and website creation and hosting agreements and search engine inclusion expense, as well as other direct expenses incurred to maintain the operations of our website as well as the web-hosted platforms of our licensees. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, costs of running our data centers, which include rent and utilities, and a pro rata share of occupancy and information system expenses. Cost of revenue also includes an allocation of salaries and benefits for employees, as well as expenses resulting from external consultants, directly associated with the delivery of billable engineering and other services. Cost of revenue as a percentage of revenue has varied in the past, primarily because the amount of revenue recognized has varied and has been spread over relatively fixed cost of revenue.

     Our sales and marketing expense consists primarily of employee salaries and benefits, costs associated with channel marketing programs, collateral production expenses, third-party commission costs, public relations, market research, provision for bad debts and a pro rata share of occupancy and information system expenses.

     Our research and development expense consists primarily of employee salaries and benefits, fees for outside consultants and related costs associated with the development of new services and features on our web-hosted directory platform, the enhancement of existing products, quality assurance, testing, documentation and a portion of occupancy and information system expenses based on employee headcount.

     Our general and administrative expense consists primarily of employee salaries and benefits and other personnel-related costs for executive and financial personnel, as well as legal expenses, directors' and officers' insurance and accounting costs, and a portion of occupancy and information system expense based on employee headcount.

     We have experienced substantial net losses. As of September 30, 2003, we had an accumulated deficit of $107.4 million. These net losses and accumulated deficit resulted from insufficient revenue to cover the significant costs incurred in the development of our web-hosted directory platform and the establishment of our corporate infrastructure and organization.

     On October 23, 2003, we filed a Registration Statement on Form S-1 in connection with a proposed underwritten offering of 8,815,171 shares of our common stock, plus an over-allotment option of 1,322,250 shares. Of the shares proposed to be sold, including the over-allotment option, 10,037,421 shares are proposed to be sold by ePresence, Inc. and certain other selling shareholders, and 100,000 shares are proposed to be sold by us. The offering is being initiated by ePresence in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with its recently announced plan of liquidation. At the completion of the offering, ePresence will own 5.7% of our shares. If the over-allotment option is exercised and the additional 1,322,250 shares are sold, ePresence will no longer own any shares of Switchboard. The sale of ePresence's entire holdings of our stock is subject to the approval of ePresence's shareholders. However, ePresence may sell up to approximately 5.4 million of its shares of Switchboard stock without the approval of its shareholders.

Significant Relationship

     In December 2000, we entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, April 2002, August 2002, November 2002 and October 2003, certain terms of the agreement were amended. Prior to the October 2003 amendment of the Directory Agreement, we shared with AOL specified directory advertisement revenue. In general, we received a majority of the first $12.0 million of such directory advertisement revenue, less approximately $1.0 million of billable engineering revenue earned from AOL after June 30, 2002, and received a lesser share of any additional directory advertisement revenue. We paid AOL and recorded an asset of $13.0 million at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties ("AOL Roll-In") in January 2002, we recorded a second asset and a liability related to future payments of $13.0 million. In April 2002, we established an additional asset and liability of $1.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, we were scheduled to make six additional quarterly payments of $2.0 million each, replacing the $13.0 million originally owed upon the AOL Roll-In. The August 2002 amendment, among other things, eliminated the $12.0 million in remaining additional payments established in the April 2002 amendment. The November 2002 amendment, among other things, provided for the delivery of administrative services to AOL for the management of merchants who signed up for advertising in the AOL yellow pages using a self-service tool that we created for AOL. We no longer provide these administrative services to AOL.

     AOL committed to pay us at least $2.0 million in consulting or service fees over the term of the Directory Agreement under a payment schedule which ended in September 2002, of which AOL has paid all $2.0 million and we have delivered all $2.0 million in services to AOL. Prior to the October 2003 amendment of the Directory Agreement, we were required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. These 300 hours were provided to support the Directory Platform, from which we shared in directory advertising revenue over the term of the agreement. Any engineering services provided by us in excess of 300 hours per month were charged to AOL on a time and materials basis. AOL typically exceeded these 300 hours each month. In the three and nine months ended September 30, 2003, AOL consulting and service fees totaled $144,000 and $1.4 million, respectively. In the three and nine months ended September 30, 2002, AOL consulting and service fees totaled $538,000 and $1.1 million, respectively.

     In connection with entering into the Directory Agreement, in December 2000, we issued to AOL 746,260 shares of our common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002. We also agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Pursuant to the April 2002 amendment, the requirement to issue additional shares upon the two and three-year continuations was eliminated. If we renew the Directory Agreement with AOL for at least an additional four years after the current term, we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     The $13.0 million paid and the value of the stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 31, 2001, the remaining unamortized amounts of $11.7 million were written down to zero as a result of an impairment analysis as of December 31, 2001. In 2002, we recorded amortization based upon the remaining net book value of our AOL assets established upon the AOL Roll-In and April 2002 amendment on a straight-line basis over the remaining term of the amended agreement. As a result of the elimination in the August 2002 amendment of the remaining $12.0 million owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in August 2002, offsetting amortization recorded in the period. Amortization of AOL assets totaled $2.0 million in the nine months ended September 30, 2002. There was no amortization of AOL assets in the nine months ended September 30, 2003. Throughout the remaining initial term of the amended agreement, we will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with EITF 01-9.

     In October 2003, we amended our agreement with AOL. The October 2003 amendment, among other things, extended the term of the agreement for an additional year until December 11, 2005, and provides that we will receive $4.8 million annually from AOL, payable in monthly increments of $400,000, in exchange for providing, maintaining and customizing the AOL yellow pages directory platform and inclusion of current AOL merchants in our yellow pages platform. In addition, the amended agreement creates the opportunity for both parties to share in revenue generated from advertising products that combine both AOL's and Switchboard's consumer audience. The revenue sharing arrangement, based on a percentage of AOL merchant subscription revenue, that was previously in effect has been eliminated.

     AOL and Switchboard are now able to sell advertising products offering both local merchant and national advertisers access to the combined consumer audience of both AOL and Switchboard yellow pages. As part of the consideration for the $4.8 million annual fee, if requested by AOL, we are obligated to provide AOL with up to 3,000 hours of engineering services per fiscal quarter in order to customize and further AOL's directory platform. In addition, AOL may carry-over up to 1,000 of its unused engineering hours into the next quarter. At no time at the end of any fiscal quarter may the unused hours carried forward exceed 1,000 hours. Revenue attributable to any unused hours that are carried forward into the following fiscal quarter will be valued using our standard hourly rates for engineering services and will be deferred until the hours carried forward are either used or the right to use them expires. We will bill AOL on a time and materials basis for any hours of engineering services in excess of the 3,000 hours per quarter and recognize this revenue during the period in which the engineering services are delivered.

     In the event that the Agreement is terminated pursuant to the terms of the Agreement, the parties will begin a "Wind-Down Period" for a period of time to be determined by AOL, up to a maximum of three years from the date of termination. During the Wind-Down Period, we will continue to provide AOL with directory platform services, and AOL shall pay us a monthly fee of $250,000 (reduced from $400,000 per month) and shall also pay us for any engineering hours in excess of 300 hours per month. We will not be obligated provide AOL with 3,000 hours per quarter during the Wind-Down Period.

Results of Operations

     The following table presents certain consolidated statement of operations information stated as a percentage of total net revenue:


                                                                      Change three                                   Change nine
                                                                      months ended                                   months ended
                                                                        September                                     September
                                    Three Months Ended September 30,  30, 2003 vs   Nine Months Ended September 30,  30, 2003 vs
                                    --------------------------------   September    -------------------------------   September
Net revenue:                             2003            2002           30, 2002          2003           2002          30, 2002
                                         ----           ------        ------------        ----           -----       ------------
  Merchant network.....................  89.9 %          88.4 %          23.8 %           89.0 %          88.1 %         38.0 %
  National advertising.................  10.1 %          11.6 %           5.9 %           11.0 %          11.9 %         26.6 %
                                        -----           -----            ----            -----           -----           ----
    Total net revenue.................. 100.0 %         100.0 %          21.8 %          100.0 %         100.0 %         36.6 %
                                        =====           =====            ====            =====           =====           ====

Cost of revenue........................  16.1 %          28.2 %         (30.4)%           19.1 %          35.6 %        (26.8)%
                                         ----           ------          -----             ----           -----          -----
    Gross profit.......................  83.9 %          71.8 %          42.2 %           80.9 %          64.4 %         71.7 %

Sales and marketing....................  22.2 %          33.4 %         (19.0)%           21.4 %          44.2 %        (34.0)%
Research and development...............  28.7 %          40.8 %         (14.3)%           29.9 %          50.2 %        (18.7)%
General and administrative.............  18.1 %          47.6 %         (53.7)%           22.5 %          36.3 %        (15.4)%
Revision of restructuring estimate          - %             - %             - %           (0.3)%             - %          n/a
                                         ----           ------          -----             ----           -----          -----
    Total operating expenses...........  69.1 %         121.8 %         (31.0)%           73.4 %         130.8 %        (23.3)%
                                         ----           ------          -----             ----           -----          -----

    Operating income (loss) ...........  14.8 %         (50.0)%         136.1 %            7.4 %         (66.4)%        115.3 %

    Other income, net..................   4.1 %           9.1 %         (44.8)%            4.6 %          21.2 %        (70.5)%
                                         ----           ------          -----             ----           -----          -----

   Income (loss) before income taxes...  18.9 %         (41.0)%         156.3 %           12.0 %         (45.2)%        136.3 %
                                         ----           ------          -----             ----           -----          -----

   Provision for income taxes..........   0.4 %             - %           n/a              0.2 %             - %          n/a
                                         ----           ------          -----             ----           -----          -----

    Net income (loss) .................  18.5 %         (41.0)%         155.1 %           11.8 %         (45.2)%        135.6 %
                                         ====           =====           =====             ====           =====          =====

Revenue

     Net revenue increased 21.8% to $4.1 million for the three months ended September 30, 2003, compared with $3.4 million for the corresponding period in 2002. Net revenue increased 36.6% to $11.4 million for the nine months ended September 30, 2003, compared with $8.4 million for the corresponding period in 2002. The increases for both the three and nine months ended September 30, 2003 consisted primarily of an increase in net merchant network revenue, as well as an increase in national advertising and site sponsorship revenue.

     Net merchant network revenue increased 23.8% to $3.7 million for the three months ended September 30, 2003, compared with $3.0 million for the corresponding period in 2002. Net merchant network revenue increased 38.0% to $10.2 million for the nine months ended September 30, 2003, compared with $7.4 million for the corresponding period in 2002.

     The increase in net merchant network revenue in the three months ended September 30, 2003 was attributable primarily to an increase of $1.2 million in licensing revenue from new and existing directory platform licensees, including AOL, offset in part by a decrease of $481,000 in engineering and other services revenue.

     The increase in net merchant network revenue for the nine months ended September 30, 2003 was primarily due to a reduction in amortization of consideration given to AOL as a result of the elimination of such amortization in August 2002 upon the amendment to the Directory Agreement with AOL. Net amortization of consideration given to AOL was $2.0 million in the nine months ended September 30, 2002. There was no amortization of consideration given to AOL in the nine months ended September 30, 2003. The increase in net merchant network revenue in the nine months ended September 30, 2003 was also attributable to an increase of $782,000 in licensing revenue from new and existing directory platform licensees, as well as $261,000 in additional revenue from engineering services.

     National advertising and site sponsorship revenue increased 5.9% to $414,000 for the three months ended September 30, 2003, compared with $391,000 for the corresponding period in 2002. National advertising and site sponsorship revenue increased 26.6% to $1.3 million for the nine months ended September 30, 2003, compared with $993,000 for the corresponding period in 2002. The increase in national advertising and site sponsorship revenue for both the three and nine months ended September 30, 2003 resulted primarily from the addition of new customers and an increase in revenue from existing customers. The increase in revenue from existing customers was due primarily to an increase in the rate charged to those existing customers and additional advertising placements on our site, as well as an increase in traffic to our Web site.

Cost of Revenue

     Cost of revenue decreased 30.4% to $662,000, or 16.1% of net revenue, for the three months ended September 30, 2003, compared with $951,000, or 28.2% of net revenue, for the corresponding period in 2002. Cost of revenue decreased 26.8% to $2.2 million, or 19.1% of net revenue, in the nine months ended September 30, 2003, compared with $3.0 million, or 35.6% of net revenue, for the corresponding period in 2002.

     Cost of revenue decreased for the three months ended September 30, 2003 primarily as a result of a decrease of $101,000 in the cost of third-party data and decreases in salaries and benefits associated with the delivery of engineering services, which are classified as cost of revenue. The decrease in the three months ended September 30, 2003 was also due, to a lesser extent, to decreases in data communication fees and Web site creation and hosting fees in connection with our merchant services programs. These decreases in cost of revenue were offset in part by an increase in search engine inclusion expense.

     Cost of revenue decreased for the nine months ended September 30, 2003 primarily as a result of a decrease of $236,000 in Web site creation and hosting fees in connection with our merchant services programs and a decrease of $216,000 in the cost of third-party data. The decrease in the nine months ended September 30, 2003 was also due, to a lesser extent to a decrease in expenses resulting from a lower margin merchant services project performed for a directory platform licensee, and completed, in 2002 and a decrease in data communication fees. These decreases in cost of revenue were offset in part by an increase in search engine inclusion expense.

Gross Profit

     Gross profit increased 42.2% to $3.4 million, or 83.9% of net revenue, for the three months ended September 30, 2003, compared with $2.4 million, or 71.8% of net revenue, for the corresponding period in 2002. Gross profit increased 71.7% to $9.2 million, or 80.9% of net revenue, in the nine months ended September 30, 2003, compared with $5.4 million, or 64.4% of net revenue, for the corresponding period in 2002. The increase in gross profit dollars and percentage for both the three and nine months ended September 30, 2003 was primarily due to the reduction in the amortization of consideration given to AOL discussed above, an overall increase in gross revenue and a decrease in cost of revenue due to lower margin engineering services making up a smaller portion of gross revenue.

Sales and Marketing

     Sales and marketing expenses decreased 19.0% to $913,000 for the three months ended September 30, 2003, compared with $1.1 million for the corresponding period in 2002. Sales and marketing expenses decreased 34.0% to $2.4 million for the nine months ended September 30, 2003, compared with $3.7 million for the corresponding period in 2002.

     The decrease for the three months ended September 30, 2003 was primarily related to a decrease of $131,000 in merchant program expenses. The decrease for the three months ended September 30, 2003 was also due, to a lesser extent, to decreases in facilities expenses, depreciation expense and public relations expense. The decrease for the nine months ended September 30, 2003 was primarily due to a decrease of $538,000 in merchant program expenses and a reduction of expense by $200,000 resulting from a payment from AOL for the final settlement of our prior agreement with AOL, which was terminated in March 1999. The decrease in sales and marketing expense for the nine months ended September 30, 2003 was also due, to a lesser extent, to decreases in public relations expense, facilities expenses and depreciation expense.

Research and Development

     Research and development expenses decreased 14.3% to $1.2 million for the three months ended September 30, 2003, compared with $1.4 million for the corresponding period in 2002. Research and development expenses decreased 18.7% to $3.4 million for the nine months ended September 30, 2003, compared with $4.2 million for the corresponding period in 2002.

     The decrease for the three months ended September 30, 2003 was due primarily to decreases in facilities expenses, salaries and benefits, and depreciation. The decrease for the nine months ended September 30, 2003 was due primarily to decreases in salaries and benefits of $286,000, consulting expense of $195,000 and facilities expenses of $176,000. The decrease in research and development expense for the nine months ended September 30, 2003 was also due, to a lesser extent, to decreases in equipment and software maintenance contract expenses and depreciation expense.

General and Administrative

     General and administrative expenses decreased 53.7% to $743,000 for the three months ended September 30, 2003, compared with $1.6 million for the corresponding period in 2002. General and administrative expenses decreased 15.4% to $2.6 million for the nine months ended September 30, 2003, compared with $3.0 million for the corresponding period in 2002.

     The decrease for the three months ended September 30, 2003 was primarily due to a decrease in expenses of $633,000 we incurred in the 2002 period for professional services related to the amending of our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and the restatement of the financial statements included therein. The decrease in general and administrative expense in the three months ended September 30, 2003 was also due, to a lesser extent, to a reduction in expense due to our revision of our estimate of the liability required for potential damages resulting from a class action lawsuit filed against the Company and certain of its current and former officers, as well as decreases in other professional services, insurance expense and employee compensation and benefits. These decreases were offset in part by an increase in separation benefit expenses resulting from Mr. Greenlaw's resignation as Switchboard's CEO.

     The decrease for the nine months ended September 30, 2003 was primarily due to the $633,000 we incurred in the 2002 period for professional services resulting from the aforementioned restatements. The decrease in general and administrative expense in the nine months ended September 30, 2003 was also due, to a lesser extent, to a decrease in insurance expense and the reduction of expense resulting from the revision of our estimate of our liability for damages resulting from the class action lawsuit described above. These decreases were offset in part by separation benefit expenses resulting from Mr. Greenlaw's resignation.

Revision of Restructuring Estimate

     In the fiscal quarter ended June 30, 2003, we recorded the reversal of $35,000 in excess restructuring reserves. This reversal resulted from a revision of an estimate of the compensation amount for a terminated employee for which we had reserved as part of our 2001 special charges. It was determined in the three months ended June 30, 2003 that the reserve for this compensation was no longer required. As of September 30, 2003, we had a remaining liability of $13,000 for the 2001 special charges related primarily to our remaining net lease obligations for a closed facility.

Other Income

     Other income decreased 44.7% to $169,000 for the three months ended September 30, 2003, compared with $306,000 for the corresponding period in 2002. Other income decreased 70.5% to $523,000 for the nine months ended September 30, 2003, compared with $1.8 million for the corresponding period in 2002. The decreases in the three and nine months ended September 30, 2003 were due primarily to a decrease in interest income earned as a result of a decline in interest rates, as well as a decrease in realized gains on investments, offset in part by a decrease in bank fees and interest expense.

Income Taxes

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company anticipates that it will not have a significant tax provision in 2003 due to the utilization of net operating loss carryforwards. However, the Company does anticipate that it will be subject to an alternative minimum tax. Accordingly, the Company has recorded income tax expense of $16,000 and $28,000 in the three and nine months ended September 30, 2003, respectively.

Net Income (Loss)

     Net income increased to $762,000 in the three months ended September 30, 2003 from a net loss of $1.4 million in the three months ended September 30, 2002. Net income increased to $1.3 million in the nine months ended September 30, 2003 from a net loss of $3.8 million in the nine months ended September 30, 2003. As of September 30, 2003, our accumulated deficit totaled $107.4 million.

Liquidity and Capital Resources

     As of September 30, 2003, we had total cash and marketable securities of $52.9 million, consisting of $42.1 million of cash and cash equivalents, $8.7 million of short-term marketable securities, $2.1 million of long-term marketable securities and $36,000 of restricted cash. During the nine months ended September 30, 2003, cash and cash equivalents increased by $3.7 million, primarily due to cash provided by investing activities of $4.5 million and cash provided by operating activities of $1.5 million, offset in part by net cash used for financing activities of $2.3 million.

     Net cash provided by operating activities for the nine months ended September 30, 2003 was $1.5 million, primarily due to net income of $1.3 million and non-cash income and expenses of depreciation and amortization of $938,000, amortization of unearned compensation of $109,000 and non-cash interest income on a note receivable of $53,000. The increase in cash was also due to an increase of $337,000 in accrued expenses and a decrease of $160,000 in unbilled receivables. These increases were offset in part by an increase of $984,000 in accounts receivable and $444,000 in other current assets.

     Net cash provided by investing activities for the nine months ended September 30, 2003 was $4.5 million, primarily due to $3.2 million in proceeds from sales of marketable securities and a decrease of $1.6 million in restricted cash, offset in part by purchases of marketable securities of $229,000.

     Net cash used in financing activities for the nine months ended September 30, 2003 was $2.3 million, primarily due to payments on notes payable of $2.2 million and a payment of $1.7 million related to the settlement of our litigation with the former stockholders of Envenue, Inc. ("Envenue"), offset in part by proceeds of $1.7 million from the issuance of stock. Of the $1.7 million in proceeds from the issuance of stock, $1.6 million was received in the three months ended September 30, 2003 resulting primarily from employee stock option exercises.

     In June 2002, we entered into a loan and security agreement (the "SVB Financing Agreement") with Silicon Valley Bank ("SVB"), under which we had the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrued interest at a rate equal to prime plus 0.25%, and were to have been repaid monthly over a 30-month period. We had utilized $2.7 million of this facility through borrowings that occurred in June and September 2002. The SVB Financing Agreement also provided for a $1.0 million revolving line of credit. We did not borrow any amounts under the revolving line of credit. Our ability to borrow additional amounts under the SVB Financing Agreement expired on May 30, 2003, after we chose not to extend the agreement. In May 2003, we paid SVB $1.8 million in satisfaction of our outstanding borrowings under the loan facility.

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

     The following table summarizes our long-term contractual obligations as of September 30, 2003 (in thousands):


                                   Less Than 1 Year      1-3 Years      Total
                                   ----------------      ---------      ------
Operating lease obligations (a)          $156              $105         $  261
Other long-term obligations (b)           419               456            875
                                         ----              ----         ------
   Total                                 $575              $561         $1,136
                                         ====              ====         ======

   (a) Excludes our operating lease for our principal administrative, sales and marketing, and research and development facility located in Westborough, Massachusetts, which expires on December 31, 2003. We are currently negotiating with ePresence to extend our operating lease through September 30, 2005.

   (b) Consists of scheduled payments under various third-party data licensing agreements.

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

     Critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 remain in effect with the exception of our accounting for bad debts incurred by AOL. In addition to bad debts arising from the failure to collect monies due from our customers for products and services delivered, under the Directory Agreement we previously shared a portion of bad debts incurred by AOL. Prior to the October 2003 amendment of the Directory Agreement, the royalty we received from AOL was primarily based upon revenue recognized by AOL in the period, less any commissions paid on such revenue and any amounts written off by AOL as bad debt. For periods prior to the fiscal quarter ended June 30, 2003, we established and maintained a sales allowance to reserve for our estimate of our portion of AOL's future bad debts associated with revenue recognized during the period based upon AOL's historical bad debt experience. We had previously identified our estimation of our portion of AOL's bad debts as a critical accounting policy. Beginning in April 2003 and until the October 2003 amendment of the Directory Agreement, we recognized royalty revenue from AOL based upon our percentage of directory revenue that was both earned and collected by AOL. Given that we recorded royalty revenue during this period from AOL based upon revenue collected by AOL, there was no longer a need for us to estimate and provide for a sales allowance for AOL. Further, the October 2003 amendment eliminates the sharing of revenue based upon collected revenue. Future calculation of revenue sharing from sales of advertising products that combine the consumer audience of both AOL and Switchboard yellow pages will not contemplate uncollectable amounts. Therefore, we no longer consider our estimation of our portion of AOL's bad debts to be a critical accounting policy.

Recently Issued Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS No. 150 to have a material impact on our consolidated results of operations, financial position and cash flows.


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


                          RISKS RELATED TO OUR BUSINESS

If the directory agreement we entered into with America Online, Inc., a subsidiary of AOL Time Warner Inc. ("AOL") (the "Directory Agreement"), is not successful, is terminated prematurely or is not renewed on substantially similar or favorable terms, it would have a materially negative effect on our results of operations.

     Prior to the October 2003 amendment of the Directory Agreement, we shared with AOL specified directory advertisement revenue. The October 2003 amendment extends the initial term of the Directory Agreement through December 2005. Among other things, the October 2003 amendment provides that we will receive $4.8 million annually from AOL in exchange for providing, maintaining and customizing the AOL yellow pages directory platform and including existing AOL yellow pages local advertisers in our Switchboard.com directory. In addition, the amendment creates the opportunity for both parties to share in revenue generated from advertising products that combine the consumer audience of both AOL and Switchboard. The revenue sharing arrangement based on a percentage of AOL merchant subscription revenue that was previously in effect has been eliminated.

     The exact nature and terms of the combined advertising products have yet to be fully defined. Any future growth in revenue under the Directory Agreement is dependent upon the acceptance of these combined products by advertisers and our ability to sell these products, for which we have no prior experience. There can be no assurances that we will be successful in selling these advertisements.

     Even though we have amended the Directory Agreement, the Directory Agreement may still be prematurely terminated due to a breach by either party. Further, we or AOL may elect not to renew the agreement upon its expiration. If the agreement is renewed, it may be renewed under terms that are materially different than those in place today. The termination or expiration of our Directory Agreement with AOL would have a material adverse effect on our results of operations and financial condition.

     If we renew the Directory Agreement with AOL for at least an additional four years after the initial term (through at least December, 2009), we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32. The issuance of such warrants may have a material adverse effect on our operating results and dilute the ownership of existing shareholders.

     AOL accounted for $1.6 million, or 39.6% of total net revenue, and $5.1 million, or 44.3% of total net revenue, in the three and nine months ended September 30, 2003, and accounted for $4.9 million, or 41.8% of net revenue, during 2002. Under the amended Directory Agreement, AOL will be obligated to pay us $4.8 million per year and there is no assurance that any additional revenue will be recognized from the Directory Agreement. The new arrangement by which both Switchboard and AOL will share in the revenues associated with the sale of combined advertising products may not be successful and may not generate any additional revenue for us.

We have a history of incurring net losses, we may incur net losses during future quarters and we may not sustain or improve our current financial performance or achieve profitability again.

     We have incurred significant net losses in each fiscal quarter previous to the fiscal quarter ended March 31, 2003. From inception to September 30, 2003, we have an accumulated deficit totaling $107.4 million. We need to generate substantial revenue to fund our operations. Although we recorded a profit in each of the fiscal quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will eventually be unable to continue our operations.

Our quarterly results of operations are likely to fluctuate and, as a result, we may fail to meet the expectations of our investors and securities analysts, which may cause the price of our common stock to decline.

     Our quarterly revenue and results of operations are volatile and are particularly difficult to predict due to the concentration of revenue generated from our relationship with AOL. Our quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. We do not believe that period-to-period comparisons of our results of operations are necessarily meaningful and you should not rely upon these comparisons as indicators of our future performance.

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

     * a decline in Internet traffic at our website and the websites of our licensees;

     * the cost of acquiring, and the availability of, content, including directory information and maps; and

     * the fact that our expenses are only partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short term.

     Additionally, our results of operations may fluctuate due to the significant contribution of our relationship with AOL to our revenue. Although we have recently amended the Directory Agreement to provide for an annual license fee of $4.8 million, our quarterly results of operations may fluctuate depending upon the amount of engineering services we provide to AOL and the amount of revenue generated by advertising products that combine the consumer audience of AOL and Switchboard. AOL has the right to carry forward up to 1,000 unused hours of engineering per quarter into the next quarter. At no time at the end of any fiscal quarter may the unused hours carried forward exceed 1,000 hours. Revenue associated with any such hours of engineering services carried forward would also be deferred until such time as the engineering services are delivered to AOL, or AOL's right to use those hours expires. As a result, our revenue, results of operations and cash flows from operating activities could fluctuate on a quarterly basis.

     As a result of these or other factors, results in any future quarter may be below the expectations of securities analysts or investors. If so, the market price of our common stock may decline significantly.

We depend on strategic customer and supplier relationships to grow our business and our business may not grow if the relationships upon which we depend fail to produce the expected benefits or are terminated.

     Our business depends upon our ability to maintain and benefit from our existing customer relationships, particularly those with directory platform licensees. The success of our directory platform depends in substantial part upon our ability to access a broad base of local merchants. The target merchant base is highly fragmented and local merchants are difficult to contact efficiently and cost-effectively. Consequently, we depend on relationships with licensees who license our directory platform technology to sell Internet yellow pages advertising to local merchants and provide them billing and other administrative services. The termination of any strategic relationship with a directory platform licensee could significantly impair our ability to attract potential local merchant customers.

     In addition to our relationship with AOL, we have entered into strategic relationships with additional licensees of our technology and supplier relationships with third-party content providers. These parties may not perform their contractual obligations to us and, if they do not, we may not be able to require them to do so. Some of our strategic customer and supplier relationships may be terminated by either party on short notice.

     Our strategic customer and supplier relationships are in the early stages of development. These relationships may not provide us benefits that outweigh the costs of the relationships. If any strategic customer or supplier demands a greater portion of revenue or requires us to make payments for access to its website, we may need to terminate or refuse to renew that relationship, even if it had been previously profitable or otherwise beneficial. In addition, if we lose a significant strategic customer or supplier, we may be unable to replace that relationship with other strategic relationships with comparable revenue potential, content or user demographics.

If we cannot demonstrate the value of our advertising products to merchants, those merchant customers may stop purchasing our advertising products, which could reduce our revenue and have a material adverse effect on our results of operations.

     We may be unable to demonstrate the value of our advertising products to merchants. If local merchants cancel their advertising, our revenue could decline and we may need to incur additional expenditures to obtain new local merchant advertisers. We do not presently provide data demonstrating the number of leads generated by the advertising that merchants have purchased. Regardless of whether our merchant advertising products effectively produce leads, merchant advertisers may not know the source of the leads and may cancel their advertising.

The attractiveness of our advertising products could diminish if we are not able to license accurate database information from third-party content providers.

     We principally rely upon single third-party sources to provide us with our business and residential listings data and mapping data. The loss of any one of these sources or the inability of any of these sources to collect their data could significantly and adversely affect our ability to provide information to consumers. Although other sources of database information exist, we may not be able to integrate data from these sources into our database systems in a timely, cost-effective manner, or without a significant disruption to internal engineering resources. Other sources of data may not be offered on terms acceptable to us. Moreover, a consolidation by Internet-related businesses could reduce the number of content providers with which we could form relationships.

     We typically license information under arrangements that require us to pay royalties or other fees for the use of the content. In the future, some of our content providers may demand a greater portion of advertising revenue or increase the fees that they charge us for their content. If we fail to enter into and maintain satisfactory arrangements with existing or substitute content providers, we may be unable to continue to provide our products.

     The success of our business depends on the quality of our services and that quality is substantially dependent on the accuracy of data we license from third parties. Any failure to maintain accurate data could impair the reputation of our brand and our services, reduce the volume of users attracted to our website as well as the websites of our directory platform licensees and our merchant advertisers, and diminish the attractiveness of our service offerings to those licensees, merchant advertisers and content providers.

We rely on a small number of customers, the loss of whom may substantially reduce our revenue.

     We derive a substantial portion of our net revenue from a small number of customers who license our technology and sell our products. During the three and nine months ended September 30, 2003, net revenue derived from our top ten customers accounted for approximately 69.4% and 69.7% of our total net revenue, respectively. Additionally, net revenue derived from AOL alone accounted for 39.6% and 44.3% of our total net revenue in the three and nine months ended September 30, 2003, respectively. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

Our pay for performance based advertising is a new business offering, and we may be unable to successfully market this service to new and existing customers and we may be unable to develop reliable administrative tools required to support the new business offering, which could adversely affect our revenue.

     We recently introduced our LocalClicks(SM) pay for performance advertising service. This is a new aspect of our business, and we do not have any significant prior experience in marketing or providing this type of advertising product. Our failure to successfully attract merchant advertisers to the LocalClicks product could adversely effect our ability to generate revenue.

     We use internally developed software to administer and support our pay for performance based advertising. This software is still being refined, and may contain undetected errors, defects or bugs. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to detect or fix any such errors or defects could limit our ability to provide our services and collect payments, and it may impair the reputation of our brand and our services and our ability to accurately monitor performance based advertising, and generally diminish the attractiveness of our service offerings to our customers.

     Our sales strategy for LocalClicks and our other advertising products may include broad direct sales initiatives to local and national merchants. Historically, we have primarily relied on third parties to sell our advertising products. Expanding our direct channel would be a new aspect of our business. Our failure to successfully attract merchant advertisers and the increased expenses associated with direct sales could adversely affect our results of operations.

If we do not introduce new or enhanced offerings to our directory platform licensees and our advertisers, we may be unable to attract and retain those customers, which would significantly impede our ability to generate revenue.

     We need to introduce new or enhanced products to attract and retain directory platform licensees and advertisers, and remain competitive. Our industry has been characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions embodying new technologies. These changes could render our technology, systems and website obsolete. If we do not periodically enhance our existing products and services, develop new technologies that address sophisticated and varied consumer needs, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis and address evolving customer preferences, our products and services may not be attractive to directory platform licensees, which would significantly impede our revenue growth. In addition, if any new product or service introduction, such as our LocalClicks pay for performance advertising product, is not favorably received, our reputation and our brand could be damaged. We may also experience difficulties that could delay or prevent us from introducing new products and services.

The markets for Internet content and advertising are highly competitive, and our failure to compete successfully will limit our ability to increase or retain our market share.

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

     Many of our current customers have established relationships with our current and potential competitors. If our competitors develop content or technology that is superior to ours or that achieves greater market acceptance than ours, we may not be able to develop alternative content or technology in a timely, cost-effective manner, or at all, and we may lose market share.

We may have to relocate our operations, and our business may suffer as a result.

     On June 4, 2003, Cable & Wireless PLC announced that it had decided to cease its United States operations. We currently use Cable & Wireless' Waltham, Massachusetts facility for the hosting of our website, as well as the web-hosted platforms we provide to our directory platform licensees. We believe Cable & Wireless is attempting to exit its activities at its Waltham, Massachusetts facility. In the event that Cable & Wireless does exit its activities at this facility, we are unable to predict whether or not Cable & Wireless will be able to successfully sell or lease this facility. In the event Cable & Wireless is successful in selling or leasing this facility, we are further unable to predict whether the purchaser or lessor would provide the same or similar services as Cable & Wireless presently offers to us. If we are unable to reach an agreement with an eventual purchaser or lessor of the facility, we will be required to find a new location from which to host our website as well as the web-hosted platforms we provide to our licensees. We may incur more expense at a new facility than we presently pay to Cable & Wireless. Further, such a transition to a new location may result in an interruption to our website or the web-hosted platforms of our directory platform licensees. Such an interruption could have a material adverse effect on our cash flows and results of operations.

     Our lease with ePresence for our headquarters located in Westborough, Massachusetts expires in December 2003. Although we are negotiating with ePresence to extend the term of our lease, in the event we are unsuccessful in extending the term, we will be required to find a new location for our corporate headquarters. We may incur greater expense at a new location, and such a transition could result in an interruption of our daily business operations.

Our business may suffer if we lose the services of our Chief Executive Officer and founder.

     Our future success depends to a significant extent on the continued services and effective working relationships of our senior management and other key personnel, including, but not limited to Dean Polnerow, our Chief Executive Officer and founder. Our business may suffer if we lose the services of Mr. Polnerow or other key personnel.

If we are not able to attract and retain highly skilled managerial and technical personnel with Internet experience, we may not be able to implement our business model successfully.

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

We may not be able to dedicate the substantial resources required to expand, monitor and maintain our internally developed systems without contracting with an outside supplier at substantial expense.

     We will have to expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic on our website or our directory platform licensees' websites increases substantially. We could experience temporary capacity constraints that may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our inability to upgrade and expand as required could impair the reputation of our brand and our services, reduce the volume of users able to access our website, and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers. Because we developed these systems internally, we must either dedicate substantial internal resources to monitor, maintain and upgrade these systems or contract with an outside supplier for these services at substantial expense.

Our internally developed software may contain undetected errors, which could limit our ability to provide our products and services and diminish the attractiveness of our service offerings.

     We use internally developed, custom software to provide our products and services. This software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our services, impair the reputation of our brand and our services, reduce the volume of users who visit our website and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers.

If we are unable to adequately protect our intellectual property rights, our technology and information may be used by others to compete against us.

     Our success depends both on our internally developed technology and our third party technology. We rely on a variety of trademarks, service marks and designs to promote brand name development and recognition. We also rely on a combination of contractual provisions, confidentiality procedures and patent, trademark, copyright, trade secrecy, unfair competition, and other intellectual property laws to protect the proprietary aspects of our products and services. These legal measures afford limited protection and may not prevent our competitors from gaining access to our intellectual property and proprietary information. In addition, there can be no assurance that courts will always uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology. Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure you that any pending patent application held by us will result in an issued patent, or that if patents are issued to us, such patents will provide meaningful protection against competitors or competitive technologies.

     Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense, may reduce our profits and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe their intellectual property rights. Any litigation or claim against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, intellectual property litigation could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and nonetheless could be costly and time-consuming.

We have limited experience acquiring companies, and any acquisitions we undertake could limit our ability to manage and maintain our business, result in adverse accounting treatment and be difficult to integrate into our business.

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

Recent legislative actions and proposed amendments to the Nasdaq listing standards will require changes in our board of directors and the implementation of other corporate governance initiatives, which may be difficult and expensive to achieve.

     To satisfy the director independence requirements of the provisions of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), recently adopted accounting rules, and proposed amendments to the Nasdaq listing standards, we will be required to substantially reconfigure the composition of our board of directors, audit committee, nominating committee, and compensation committee such that a majority of our board of directors and all of the members of our audit, nominating and compensation committees are considered to be independent under applicable regulatory standards. We will also be required to form a corporate governance committee. We currently have a strategy to reconfigure our board and board committees, and we do not anticipate any problems implementing this strategy, however we may not be successful in identifying qualified individuals who are deemed to be independent under applicable standards and willing to serve on our board of directors or board committees. Any failure to reconfigure our board of directors and board committees with qualified independent directors could cause us to be in violation of the Sarbanes-Oxley Act and Nasdaq listing requirements, which could have an adverse effect on our results of operations and the trading market for our common stock.

     To implement other required corporate governance initiatives mandated by the Sarbanes-Oxley Act, the Securities and Exchange Commission ("SEC") and the proposed amendments to the Nasdaq rules, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which would cause our general and administrative expenses to substantially increase. In order to attract and retain independent directors, we expect to pay directors' fees estimated to total at least $170,000 per year. We also expect that the premiums we pay for directors' and officers' insurance policies will increase in the future as a result of higher claim rates incurred by insurers on other insured companies in recent years. These increased costs may adversely affect our operating results in the absence of increased revenue.

                          RISKS RELATED TO THE INTERNET

If the acceptance and effectiveness of Internet advertising does not become fully established, our advertising revenue will suffer.

     Our business model is heavily dependent upon increasing our sales, primarily through the Switchboard-powered yellow pages platforms of our licensees, of local online advertising solutions to local merchants and national advertisers. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. If Internet advertising fails to gain wide acceptance and to grow from year to year, our overall revenue will be affected. Similarly, if use of Internet yellow pages by consumers does not increase, Internet yellow pages advertising will not become more attractive to local merchant and national advertisers, and our yellow pages advertising revenue will suffer.

     Many of our directory platform licensees' current and potential local merchant and national advertisers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

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

     There are currently no generally accepted standards for the measurement of the effectiveness of Internet advertising. Standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. Our merchant customers may challenge or refuse to accept either our or third-party measurements of advertisement delivery.

If we are sued for content distributed through, or linked to by, our website or those of our directory platform licensees, we may be required to spend substantial resources to defend ourselves and could be required to pay monetary damages.

     We aggregate and distribute third-party data and other content over the Internet. In addition, third-party websites are accessible through our website or those of our directory platform licensees. As a result, we could be subject to legal claims for defamation, negligence, intellectual property infringement and product or service liability. Other claims may be based on errors or false or misleading information provided on or through our website or websites of our directory licensees. Other claims may be based on links to sexually explicit websites and sexually explicit advertisements. We may need to expend substantial resources to investigate and defend these claims, regardless of whether we successfully defend against them. While we carry general business insurance, the amount of coverage we maintain may not be adequate. In addition, implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our content to users.

We may need to expend significant resources to protect against online security risks that could result in misappropriation of our proprietary information or cause interruption in our operations.

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

We may be sued for disclosing to third parties personal identifying information without consent.

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

We may become subject to burdensome government regulation and legal uncertainties, which could limit our growth.

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

If we cannot protect our domain names, our ability to successfully brand Switchboard will be impaired.

     We currently hold various Internet domain names, including Switchboard.com and MapsOnUs.com. The acquisition and maintenance of domain names generally is regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. This problem may be exacerbated by the length of time required to expand into any other country and the corresponding opportunity for others to acquire rights in relevant domain names. Furthermore, it is unclear the extent to which laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not be able to successfully carry out our business strategy of establishing a strong brand for Switchboard if we cannot prevent others from using similar domain names or trademarks.

                   RISKS RESULTING FROM OUR SECONDARY OFFERING


Our net operating loss carry-forwards for federal and state tax purposes may be limited as a result of our secondary offering.

     If our secondary offering is completed, it may have the effect of limiting the usage of our existing net operating losses ("NOL's") to reduce taxes on our future income. As of December 31, 2002, our NOL carry-forwards for federal and state tax purposes were approximately $86.9 million and $86.8 million, respectively. The change in ownership of Switchboard over the past several years, as well as the consummation of our secondary offering, may cause a change in control in our company as defined by the federal income tax codes. In general, the annual usage of NOL carry-forwards following a change in control is limited to our market value on the date of the change in control, multiplied by the federal long-term tax exempt rate. As a result, our NOL usage in future periods may be limited if our market value is inadequate to support our present NOL's. The limitation of the usage of NOL's may result in additional income tax liability in future periods, which additional taxes may negatively impact future results of operations and cash flows from operating activities.

Our major shareholder is selling all or substantially all of its shares of our common stock and if it completes that sale, it will no longer have the same influence over our business or ability to enable, delay, deter or prevent a change of control or other business combination.

     On October 23, 2003, ePresence announced that it had signed a definitive agreement to sell the assets of its services business to Unisys Corporation and that its Board of Directors had approved a plan of liquidation of ePresence. As of October 31, 2003 ePresence beneficially owned 9,802,421 shares, or 51.3%, of our common stock. ePresence further announced its intention to sell these shares in an underwritten public offering to facilitate an orderly distribution of its shares held in Switchboard. A registration statement for this offering was filed by Switchboard with the SEC on October 23, 2003. The sale of ePresence's assets, sale of its entire holdings of Switchboard stock and the liquidation of ePresence are subject to the approval of ePresence's shareholders.

     If the public offering of ePresence's shares of Switchboard is completed, ePresence will beneficially own approximately 5.7% of our common stock based upon shares outstanding as of September 4, 2003 or, if the over-allotment option is exercised in full, none of our common stock. In addition, three of our five current directors are employees or directors of ePresence. There can be no assurance that all of these directors will choose to remain directors after the offering. Without a significant shareholder holding a majority of our common stock it may be more difficult for the Company to effect a desirable business combination or fend off a hostile bidder for control of the Company.

A large number of shares may be sold into the market following our secondary offering, which may cause the price of our common stock to decline.

     If the secondary offering of ePresence's shares of Switchboard is completed, 19,000,173 shares of our common stock will be outstanding based upon shares outstanding as of September 4, 2003. The 8,815,171 shares we and certain stockholders are selling in the secondary offering, and the 1,322,250 shares being offered by the selling stockholders if the underwriters exercise their over-allotment option in full, will be freely tradable, without restriction or further registration, under the federal securities laws unless purchased by our affiliates. Previously, the shares offered were subject to restrictions regarding sale without registration with the SEC. This represents a significant increase in the number of shares eligible for sale without registration, which could cause downward pressure on the trading price of our common stock. In addition, our largest stockholder, ePresence, has announced its intention to distribute to its stockholders or sell, in a public offering or otherwise, up to all of its shares of our common stock not sold by ePresence in the offering.

If our secondary offering is not consummated or if ePresence sells less than all of its shares in the secondary offering, ePresence may distribute its Switchboard stock to its stockholders or sell it in open market or negotiated transactions, which could cause the number of shares of Switchboard stock sold into the market to increase significantly and cause the price of our common stock to decline.

     As a result of ePresence's announced plan of liquidation, if the secondary offering is not consummated or if ePresence sells less than all of its shares in the secondary offering, ePresence may distribute some or all of its Switchboard stock to its stockholders or sell it in open market or negotiated transactions. Shares distributed to ePresence stockholders who are not themselves affiliates of Switchboard would be freely tradeable without volume or other restrictions. This would represent a significant increase in the number of shares eligible for sale without registration with the SEC, which could cause downward pressure on the trading price of our common stock. If ePresence sells less than all of its shares in the secondary offering, we intend to enter into arrangements whereby ePresence and each of the selling stockholders involved in the offering will agree that for a period of 90 days after the date of the prospectus related to the secondary offering, they will not, without the prior written consent of the lead underwriter of the secondary offering, offer, sell, or otherwise dispose of any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock except for the shares of our common stock offered in the offering, the shares of our common stock issuable upon exercise of outstanding options on the date of the prospectus and the shares of our common stock that are issued under the option plans. However, there can be no assurance that ePresence or any other selling stockholder will agree to enter into these arrangements.

Our stock price could be volatile, which could result in substantial losses for stockholders and expose us to costly securities class action litigation.

     The trading price of our common stock is likely to be volatile. The stock market in general, and the market for technology and Internet-related companies in particular, has experienced extreme volatility in recent years. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the potential volatility of our stock price, we may be the target of securities litigation, which could result in substantial costs and divert management's attention and resources.

Anti-takeover provisions in our charter documents and Delaware law could prevent a potential acquiror from buying our stock.

     Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company, including provisions that:

     * authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

     * prohibit stockholder actions by written consent; and

     * provide for a classified board of directors.

     In addition, we are governed by the provisions of Section 203 of Delaware General Corporation Law. These provisions may prohibit stockholders owning 15% or more of our outstanding voting stock from merging or combining with us. These and other provisions in our certificate of incorporation and bylaws, and under Delaware law, could discourage potential acquisition proposals, delay or prevent a change in control or management or reduce the price that investors might be willing to pay for shares of our common stock in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our cash and cash equivalents are generally invested in investment grade securities with maturities within two years. Consequently, we are exposed to some financial market risks, including changes in interest rates. We invest in securities solely for non-trading purposes. We typically do not attempt to reduce or eliminate our market exposures on our investment securities and have not entered into any hedges. We do not have any derivative instruments.

     The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

     All the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard's initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Polnerow is an officer of Switchboard, and Mr. Greenlaw and Mr. Jewett are former officers of Switchboard. In July 2002, the Company, Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss which challenges the legal sufficiency of plaintiffs' claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. The plaintiffs opposed the motion. On September 30, 2002, the lawsuit against Messrs. Greenlaw, Polnerow and Jewett was dismissed without prejudice. The Court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued its decision on the defendants' motion to dismiss, granting in part and denying in part the motion as to Switchboard. In doing so, the court dismissed the plaintiffs' claims against certain defendants, including Switchboard.

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

     In the third quarter of 2003, Switchboard was informed by outside counsel that all but two of the non-bankrupt issuers decided to accept the terms and conditions of a proposed settlement of this case. The two issuers who did not accept the proposal were in unique circumstances that do not apply to other issuers. In addition, Switchboard was notified that the final settlement agreements are currently being drafted, and that they are expected to be available for distribution sometime in the fourth quarter of this year.



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a.) Not applicable.

(b.) Not applicable.

(c.) Not applicable.

(d.) On March 2, 2000, we made an initial public offering of up to 6,325,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-90013), which was declared effective by the Securities and Exchange Commission on March 1, 2000.

     Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. Through September 30, 2003, we used approximately $20.3 million of the proceeds from the offering for working capital purposes, of which approximately $4.8 million was for the purchase of fixed assets. In December 2000 we paid $13.0 million of the proceeds to America Online, Inc. pursuant to the terms of our Directory and Local Advertising Platform Services Agreement (the "Directory Agreement") entered into with America Online on that date. In March 2002, we used $1.3 million of the proceeds for the purchase of 386,302 shares of our common stock from Viacom Inc. as treasury stock. In April 2002, we paid America Online $2.0 million upon the execution of the Second Amendment to the Directory Agreement. In October 2002, we paid the former stockholders of Envenue, Inc. approximately $410,000, and in June 2003 we paid the former stockholders of Envenue an additional $1.7 million. As of September 30, 2003, we have invested the remaining net proceeds in interest-bearing, money market funds and investment-grade securities.

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

  b. Reports on Form 8-K.

     On July 29, 2003, the Company furnished a Current Report on Form 8-K dated July 29, 2003 under Item 12 (Results of Operations and Financial Condition) containing a copy of the Company's earnings release for the period ended June 30, 2003.

     On August 21, 2003, the Company filed a Current Report on Form 8-K dated August 21, 2003 under Item 5 (Other Events and Regulation FD Disclosure) and
Item 7 (Financial Statements and Exhibits) reporting the resignation of Douglas
J. Greenlaw as the Registrant's Chief Executive Officer and director and the appointment of Dean Polnerow as Chief Executive Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SWITCHBOARD INCORPORATED

    Date: November 14, 2003           By:/s/Robert P. Orlando
                                         --------------------
                                      Robert P. Orlando
                                      Vice President and Chief Financial Officer
                                      (principal financial officer and chief
                                      accounting officer)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   ------------------------------------------------------------------
10.1          Separation Agreement and General Release by and between
              Switchboard Incorporated and Douglas Greenlaw dated August 21,
              2003.
10.2 (1)+     Amended and Restated Directory and Local Advertising Platform
              Services Agreement by and between Switchboard Incorporated and America Online, Inc., dated October 15, 2003.
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1          Section 1350 Certification of Chief Executive Officer.
32.2          Section 1350 Certification of Chief Financial Officer.



(1) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-28871) filed with the Securities and Exchange Commission on October 16, 2003.

+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.