Form 10-K
period 2003-12-31
SWITCHBOARD INC
filed 2004-03-29
CIK 1085223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                        Commission file number 000-28871

                            SWITCHBOARD INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                        04-3321134
       (State or Other Jurisdiction of          (I.R.S. Employer
        Incorporation or Organization)         Identification No.)

                                120 FLANDERS ROAD
                       WESTBORO, MASSACHUSETTS            01581
              (Address of Principal Executive Offices)  (ZIP Code)

        Registrant's telephone number, including area code: 508-898-8000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     As of June 30, 2003, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $31,353,000 (reference is made to Part II, Item 5 of this Annual Report on Form 10-K for the statement of assumptions upon which this calculation is based). The registrant has no shares of non-voting common stock authorized or outstanding.

     On March 5, 2004, there were 19,203,941 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III herein. With the exception of the portions of that proxy statement expressly incorporated herein by reference, such document shall not be deemed filed as part hereof.

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future successful or unsuccessful acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this Annual Report on Form 10-K. The forward-looking statements provided by us in this Annual Report on Form 10-K represent our estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.

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

                                 WEBSITE ADDRESS

     Our website address is www.switchboard.com. References herein to www.switchboard.com, switchboard.com, any variations of the foregoing or any other uniform resource locator, or URL, are inactive textual references only.

The information on our website or at any other URL is not incorporated by reference herein and should not be considered to be a part of this document. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through the website's investor information page.

                                  SERVICE MARKS

     Switchboard, Ad Studio, MapsOnUs, My Corner, My Studio, SideClick, Think Outside the Book and What's Nearby are registered service marks of Switchboard Incorporated. Deals Nearby, Envenue, It's the Yellow Pages. Electrified., Nearbuy, Switchboard Matrix, LocalClicks and LocalCalls are service marks of Switchboard Incorporated. Other product, company or organization names cited herein may be service marks, trademarks or trade names of their respective companies or organizations.

                            SWITCHBOARD INCORPORATED
                         2003 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

Part I
               Item 1.       Business                                                                     5
               Item 2.       Properties                                                                  14
               Item 3        Legal Proceedings                                                           14
               Item 4.       Submission of Matters to a Vote of Security Holders                         14
               Executive Officers of the Registrant                                                      15
Part II
               Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters          16
                             and Issuer Purchases of Equity Securities
               Item 6.       Selected Financial Data                                                     17
               Item 7.       Management's Discussion and Analysis of Financial                           18
                             Condition and Results of Operations
               Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                  38
               Item 8.       Financial Statements and Supplementary Data                                 39
               Item 9.       Changes in and Disagreements with Accountants on Accounting and             63
                             Financial Disclosure
               Item 9A.      Controls and Procedures                                                     63
Part III
               Item 10.      Directors and Executive Officers of the Registrant.                         63
               Item 11.      Executive Compensation                                                      63
               Item 12.      Security Ownership of Certain Beneficial Owners and                         64
                             Management and Related Stockholder Matters
               Item 13.      Certain Relationships and Related Transactions                              64
               Item 14.      Principal Accountant Fees and Services                                      64
Part IV.
               Item 15.      Exhibits, Financial Statement Schedules and Reports on                      64
                             Form 8-K

               Signatures                                                                                67

                                     PART I

ITEM 1.   BUSINESS

     We are a leading provider of local online advertising products, enabled by our innovative, consumer-oriented online yellow and white pages directory technology. We generate revenue primarily from merchant and national advertisers that pay to advertise in the Switchboard-powered directories of our licensees and/or in our directory. Licensees of our yellow pages directory technology include Internet portals, traditional yellow pages publishers and newspaper publishers.

     Through our website, and our licensee network of Switchboard-powered yellow pages directory websites, we provide merchant and national advertisers with a way to connect with local consumers, thus helping these businesses establish and grow their online presence. As with the traditional paper-based yellow pages, merchants that advertise directly with us or through one of our licensees are able to get their message in front of consumers at the time they are looking for that merchant's products or services on the Internet.

     We are a Delaware corporation that commenced operations in February 1996. From our inception in February 1996 until our initial public offering in March 2000, we were a unit and later a subsidiary of ePresence, Inc. (formerly Banyan Worldwide). We acquired MapsOnUs(TM) (www.mapsonus.com) in 1998. MapsOnUs provides advanced mapping and driving directions throughout the United States. We have integrated the MapsOnUs technology and mapping services as an additional component of our suite of proprietary software products that comprise our directory technology. Our total net revenue was $15.2 million during 2003, $11.7 million during 2002 and $9.3 million during 2001. During 2003 we recorded net income of $2.1 million, or $0.10 per share. During 2002 we recorded a net loss of $4.0 million, or $0.21 per share. During 2001, we recorded a net loss of $66.8 million, or $2.83 per share. As of December 31, 2003, 2002 and 2001, our total assets were $59.5 million, $57.8 million and $65.8 million, respectively.

     On March 26, 2004, we announced a definitive agreement to merge with a wholly-owned subsidiary of Infospace, Inc., or "Infospace," a diversified technology and services company that develops Internet and wireless solutions headquartered in Bellevue, Washington. Upon consummation of the merger, Switchboard will be a wholly-owned subsidiary of Infospace. Each share of Switchboard common stock will be converted into a right to receive $7.75 in cash, without interest, upon consummation of the merger. The merger is expected to close during the second half of 2004, and is subject to customary closing conditions, including receipt of Switchboard and ePresence, Inc. shareholder, as well as regulatory, approvals. See "Factors Affecting Operating Results, Business Prospects and Market Price of Stock - Risks Resulting from our Announced Merger Agreement with Infospace" for more information concerning this announcement.

     We intend to file a proxy statement in connection with the proposed acquisition of Switchboard by InfoSpace. Investors and security holders are urged to read these filings when they become available because they will contain important information about the proposed acquisition. Investors and security holders may obtain free copies of these documents (when they are available) and other documents filed with the Securities and Exchange Commission at the Securities and Exchange Commission's web site at www.sec.gov. Investors and security holders may obtain free copies of the documents filed by Switchboard with the Securities and Exchange Commission by contacting Switchboard Investor Relations at 120 Flanders Road, Westborough, Massachusetts 01581, (508) 898-8200. In addition, investors and security holders may read and copy any reports, statements and other information filed by Switchboard at the SEC public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the public reference room.

     Switchboard and InfoSpace and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of Switchboard and ePresence in connection with the proposed acquisition. Certain officers and directors of Switchboard have interests in the proposed acquisition, including their ownership of Switchboard common stock, and their interests will be described in the proxy statement of Switchboard when it becomes available.

     Additional information regarding the directors and executive officers of Switchboard is included in Part III, Item 10 below. Additional information regarding the directors and executive officers of InfoSpace is included in InfoSpace's proxy statement for its 2003 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on April 21, 2003, and the supplement to its proxy statement, which was filed with the Securities and Exchange Commission on May 5, 2003. These documents are available free of charge by contacting InfoSpace Investor Relations at (866) 438-4677. All of the documents filed by Switchboard and InfoSpace with the SEC are available free of charge at the Securities and Exchange Commission's web site at www.sec.gov.

     We have included the web address of the SEC as an inactive textual reference only. Except as specifically incorporated by reference into this Report, information on that website is not part of this Report.


                             Our Market Opportunity

     For decades, yellow pages directories have been a primary source of local merchant information for consumers. According to The Kelsey Group ("Kelsey"), an authority on local and personalized commerce intelligence, the yellow pages industry generates an estimated $14 billion in annual advertising sales in the United States, and $25 billion worldwide. Kelsey reports that while most of that market still purchases yellow pages advertising in traditional printed form, the industry is experiencing a migration from paper to online searches. According to Kelsey, approximately 30% of total local business searches in both print and online directional media were interactive in 2002 compared to approximately 15% in 2001 and 9% in 2000. Kelsey expects that this trend will continue and projects that interactive searches will account for 45% of usage by 2006. As the volume of directory references made online continues to grow, we believe that merchants will continue to shift marketing expenditures away from print yellow pages and towards online yellow pages providers. Kelsey further reports that the online directional media market, which generated $337 million in 2002, is forecasted to reach $2 billion by 2006.

     An online presence is important for merchants of all sizes, regardless of whether the merchant actually sells its products and services over the Internet. According to 2002 research conducted by Pew Internet & American Life Project, if a merchant provides product and/or service information online, even if it does not sell products online, nearly half of all Americans would be more likely to go to the physical store to transact business. Online yellow pages are a resource that merchants can use to cost-effectively establish an online presence and provide easy access to information to consumers who are actively searching for merchants that meet their product and service needs. According to the 2003 Yellow Pages Industry Usage Study released by the Yellow Pages Integrated Media Association, conducted by Knowledge Networks, 66% of online yellow pages users make or intend to make a purchase after referring to Internet yellow pages.

     Further, one of the fastest growing segments of online advertising is paid search. Online advertising through paid search generally takes two forms: (1) "Pay for placement," whereby advertisers pay to have their advertisements prominently displayed within a search engine database; or (2) "Pay for performance," whereby advertisers pay online media companies every time a user clicks on a link to its website. A key driver of demand for paid placement and pay for performance advertising is the improved ability for advertisers to better manage the effectiveness of their online advertising versus other forms of advertising. According to PricewaterhouseCoopers IAB Internet Advertising Revenue Report, paid search accounted for 15% of the $6 billion of online advertising spending in 2002, compared to only 4% in 2001. Many of the companies that develop these search engines have publicly stated their emerging interest in the local online advertising market, and the application of the "pay for performance" model to this market.

     Market research continues to reinforce the increasing role that Internet promotion plays in stimulating online and offline transactions for merchants. We believe that as a leading provider of local online advertising solutions and yellow and white pages directories, we are well positioned to capitalize on this opportunity through our branded website and our network of current and future licensees.

                                  Our Business

     Merchant and national advertisers pay to advertise in the Switchboard-powered directory websites of our licensees and/or in our own directory website. Consumers access our directory technology through one of the Internet brands of our licensees or through our website, www.switchboard.com, to locate business and residential information locally and nationally. The sales forces of our licensees, our own direct sales force and third party sales channels sell the advertising placed in Switchboard-powered directories. Our directory technology creates powerful advertising opportunities for merchant and national advertisers, and the merchant information creates a useful experience for consumers that drives more user traffic to our own website, and to the websites of our licensees. By increasing our consumer audience, we, in turn, increase the value and reach of our advertising products.

                            Our Advertising Products

     We offer a variety of advertising products tailored to the needs of small local businesses, large national advertisers, online retailers and other advertisers seeking increased online exposure.

     Subscriptions for Prominent Placement - We offer merchants prominent placement in our directory and the directories of our licensees. Prominent placement advertisements enable merchants to have their listing data presented ahead of non paying merchant listings included in our database, and/or enhance their listing with additional information that may include links to their website. It also allows advertisers to expand the geographic and category reach of their business information. Merchants typically pay a monthly subscription fee for prominent listings.

     Local Performance Based Advertising (LocalClicks(TM)) - We continue to evolve the concept of a traditional print directory into an interactive and dynamic medium interconnecting consumers with merchant and national advertisers. In August 2003, we announced the launch of our new LocalClicks advertising product. The LocalClicks product introduces performance-based advertising within the Switchboard.com yellow pages. The LocalClicks product integrates paid links into yellow pages results, connecting consumers directly from yellow pages business listings to extended business information, business services, and products available for online purchase. LocalClicks permits national businesses that have a local business presence to embed links into each of their affiliated local business listings. For example, an auto manufacturer can place links to a newly introduced car website into the business listings of all of its dealerships nationwide. With a single ad purchase, they create thousands of click-able opportunities for consumers searching for dealerships locally. Merchants typically pay a fixed fee for each time a consumer clicks on the LocalClicks links.

     Content-Targeted Advertising - Advertisers pay for clicks to their websites from links that are delivered in conjunction with a consumer's search query. The consumer's search query contains terms that indicate what the consumer appears to be searching for, including the type of product or services and location. We call this contextual relevance. In addition to delivering the online yellow page listings that the consumer is searching for, using our proprietary enhanced merchant information (rich data that we have gathered about a merchant's product and service offerings), we are able to serve contextually relevant advertisements on yellow pages results and a variety of other pages throughout the Switchboard.com website. Through our agreement with Google Inc. announced in July 2003, we offer contextually relevant advertisements on our website through the Google AdSense(TM) program. Google AdSense uses proprietary technology to deliver dynamically generated ads targeted to the content of our online yellow page listings. For example, when a consumer performs a yellow pages search and a results page is displayed to the consumer, Google analyzes extensive information about the category, the location, and the content associated with merchant listings that satisfy the search. Google matches keywords from our local merchant data with advertisers in their database, and returns the appropriate advertisements for presentation alongside the yellow pages search results. Our extensive local content enables Google's advertisers to reach a very targeted audience through our relevant yellow pages search results. Google pays us a share of the revenue generated whenever a user clicks on one of these ads.

     National Banner and Site Sponsorship Advertising - We sell traditional site-wide banner and category-specific banner programs on the Switchboard.com website, and the directories of some of our licensees, primarily in the white pages area of our online directory. We also sell sponsorship programs on a site-wide basis or for various categories. Sponsorships are advertisements that do not rotate with other advertisers and are prominently displayed on our website. Customers typically pay us based on the number of page visits we deliver to consumers or the number of times consumers click on their advertisements.

     As a service to some of our licensees and local merchant customers, we have historically provided complementary services such as small business website hosting. However, we do not emphasize such services today. In addition, we also customize our MapsOnUs maps and driving directions content for licensing to a number of online destinations but such licensing is not a primary product offering and is not a material revenue source.

                        Selling Our Advertising Products

     Sales channels for our online advertising products include the sales forces of our directory technology licensees, our own direct sales force, and third party sales channels.

     Directory Technology Licensees - We provide a complete online yellow pages solution, which we refer to as our directory technology, for companies strategically focused on developing a successful online directory business under their own brands. We license our directory technology to Internet portals, traditional yellow pages publishers and newspaper publishers. Our suite of advertising products are built around a proprietary merchant database and search technology, as well as full-featured advertising and merchant management tools. The full suite of advertising products included in our directory products enable our licensees to offer merchants local online advertising products and yellow and white pages services. Our directory technology is fully integrated to meet the needs of our licensees, their merchant customers and the millions of consumers that utilize the Switchboard-powered directory embedded in their websites.

     Our licensees typically pay us a setup fee for the creation and modification of a web-hosted online yellow and white pages directory. In addition to a setup fee, our licensees typically pay us a royalty in the form of a fixed fee-per-merchant based on the number of merchant advertisements promoted in their platform, or a percentage of revenue generated from those merchant advertisements. Further, our licensees can offer their advertisers placement in our www.switchboard.com website for an incremental fee. Licensing our technology in this way enables us to accelerate and share in the growth of local online advertising as traditional yellow pages advertisers spend more online.

     Our largest and most significant licensee is AOL. We maintain and manage a customized online directory in a separate and distinct web-hosted environment for AOL. Prior to October 1, 2003, AOL paid us a percentage of revenue for advertisements placed in their online directory and engineering service fees on a time and materials basis for customized modifications they requested to their directory technology. Beginning October 1, 2003, AOL pays us $4.8 million annually in monthly installments to provide, maintain and customize their directory platform through December 2005. In addition, AOL and Switchboard are able to sell and share revenue on advertising products offering merchant and national advertisers access to the combined consumer audience of both the AOL and Switchboard yellow pages directories. AOL constituted approximately 41.2% of our net revenue in 2003 and approximately 41.8% of our net revenue in 2002. AOL beneficially owned approximately 7.8% of our common stock as of March 5, 2004. We anticipate that AOL will continue to represent a significant percentage of our revenue in 2004 and will be a material component of our overall business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Relationship" for more information.

     Direct and Third Party Sales - We also sell directory advertisements into the Switchboard.com website through direct and third party sales forces. We have a small, dedicated direct sales force that focuses on selling our advertising products primarily to national and e-commerce advertisers. We currently intend to spend an additional $2.5 million during 2004 as compared to 2003, to support direct sales. However, our level of spending in this area may increase or decrease depending on the success of this initiative, and as we become more experienced in managing a significant direct sales effort. We also utilize third party sales channels, including yellow pages publishers, telemarketing companies, and Certified Marketing Representatives (advertising agencies that specialize in placing yellow pages advertisements). For example, we have an agreement with Monstermoving Inc. that provides them with the ability to sell directory advertising services on the Switchboard.com website. Under the agreement, each Monstermoving customer that renews its online subscription will have an advertisement included on the Switchboard.com site, and Monstermoving will pay us a fee for each of those customers.

                    The Audience for Our Advertising Products

     Our licensees each have their own respective online audiences, or consumer reach, and the advertisements they sell into their Switchboard-powered directories are made visible to those audiences.

     Furthermore, our own website, www.switchboard.com, is one of the leading destinations on the Internet where consumers search for local merchants. Switchboard.com has grown significantly since its inception. As a result, many advertisers looking for effective and efficient forms of local online advertising desire placement in the www.switchboard.com directory. According to Nielsen//NetRatings, our websites served more than 6.1 million unique visitors from home and work during January 2004.

     Directory advertisements sold into Switchboard.com are typically made visible to the combined audience of the Switchboard.com directory, and the directories of a subset of our licensees who agree to display, in their Switchboard-powered directories, advertisements sold by Switchboard and other sales forces. By participating in this network, these licensees can offer their users a broader base of merchant information, which, in turn, makes their directories more useful to their users. The combined audience of www.switchboard.com and these licensees adds overall value for our advertisers.

                                  Our Strategy

     We believe that our business opportunity and prospects rely on the overall growth in the market for local online advertising and yellow pages advertising, our ability to attract increasing numbers of paying merchant and national advertisers either directly or through our licensees, our ability to drive quality leads to merchants, and our ability to innovate our product and service offerings to meet consumer and merchant demands. We intend to grow our business by focusing on the following key strategies:

     Promote the Development of Local Online Advertising Products and the Online Yellow Pages Market - We have sought to accelerate market adoption of online yellow pages advertising by licensing our directory technology to major media companies, including traditional yellow pages publishers, newspaper publishers and Internet portals. We have pursued this strategy on a private label and co-branded basis to supplement our initiatives in promoting the Switchboard brand. We also participate in industry trade groups to broaden adoption of the online yellow pages advertising media. We seek to continue these efforts to grow the overall market opportunity for the online yellow pages category and local online advertising in general.

     Attract Increasing Numbers of Paying Merchants - We seek to increase the number of merchant and national advertisers in our directory and the Switchboard-powered directories of our licensees. Our sales strategy includes a number of facets, including seeking to expand the number of licensees of our directory technology, leveraging third party sales forces, promoting self-service sign up for merchants and other sales strategies. We may also embark upon broader direct selling initiatives to local merchants, including geographically targeted telemarketing and in-person sales. If we pursue such direct selling, we will evaluate expanding our existing sales and marketing team and/or contracting with third party marketing firms.

     Expand the Audience for Our Advertising Products - Continuing to expand the number of consumers using our website and the directories we power for licensees is critical to our ability to provide value to our merchant and national advertisers. In addition, a large and active base of merchant and national advertisers will enable us to generate more relevant search results for consumers. Through various initiatives, we seek to increase the number of consumers using our directory. Such initiatives may include public relations activities to increase consumer awareness of online yellow pages and the Switchboard brand; online advertising campaigns to direct traffic to our website; word-of-mouth marketing initiatives; increasing the number of licensees using our yellow pages directory technology; distribution arrangements to provide our local content to search portals, e-commerce hubs and topic-specific content sites; and, affiliate programs targeted at attracting usage across specific segments of the online consumer population.

     Innovate New Product and Service Offerings - We believe that our future success hinges on delivering a superior consumer experience through the functionality of our website and the directories that we power for our licensees. By delivering a superior consumer experience, we will enhance the value to merchants that advertise with us and with our licensees. For example, through sophisticated searching capabilities and simple user interfaces, we can connect consumers searching for specific products and services with the local merchants that provide them. In addition, by continuing to provide our merchant base with customizable products and comprehensive management tools that make it easier for individual merchants and our licensees to manage their merchant advertising efficiently, we seek to increase the revenue opportunity of our services. We intend to continue to develop new technologies that improve the functionality of our products and services for consumers, merchants and our licensees.

                         Our Online Directory Technology

     Our directory technology is comprised of five fully-integrated components that are utilized for our branded www.switchboard.com website, and that enable our licensees to develop and manage their online directory business.

     Sophisticated Database and Search Engine - We provide a highly scalable, reliable and high performance directory search engine that we have optimized for the unique nature of local business directory searches. Through our proprietary database technology, we are able to easily merge data from multiple sources, allowing us to provide timely and comprehensive content to our licensees and users. With the release of our Switchboard MatrixSM technology, we were the first-to-market with the introduction of searchable online "copy points". Copy points are enhanced data typically found in paper yellow pages advertising. Copy points enable merchants to be found via a wide variety of attributes, including product and service offerings, business hours, specialties, etc., moving beyond the traditional category / location searching of paper-based or other online yellow pages offerings. Recent enhancements to our database and search engine enable users to find local businesses using common words and phrases. Our new technology "learns", from past user behavior, the yellow pages headings most frequently associated with these common words and phrases, and provides users with results that are more relevant to their search.

     Customizable Advertising Product Suite - Within the yellow pages directory we provide a complete suite of local and national advertising products that can be fully customized to match the unique packaging and pricing requirements of our licensees. With the introduction of our searchable "copy point" model, we fully aligned our online advertising products with traditional yellow pages products, offering similar enhanced data as the printed medium, improving our ability to streamline our sales efforts.

     Comprehensive Merchant Management Tools - We have developed three different tiers of merchant management software solutions to provide our licensees with the level of functionality that works most efficiently in coordination with their existing in-house systems. For licensees looking for a complete merchant management solution, we provide a comprehensive customer relationship management, or CRM, package that tracks merchant customer activity, performs billing functions and manages merchant advertising. Our CRM package also can be integrated with other applications to enable customer support representatives to manage the fulfillment of a variety of products from within a single interface. For licensees that already possess CRM infrastructure, we provide a secure, web-based merchant management tool that allows licensees to easily manage advertising campaigns and merchant collateral within the online yellow pages technology. Lastly, for licensees that regularly set-up large volumes of merchant advertisements into the system, we provide a bulk load interface that allows formatted files containing merchant information and advertising specifications to be automatically processed.

     Cobrandable User Interface - Through ongoing usability testing and close analysis of consumer use of online yellow pages, we continue to evolve our user interface and searching capabilities to quickly connect consumers with the most relevant search results. Through the modular organization of functional elements of our interface, we can customize the interface's look and feel so that it is consistent with the look and feel of our licensees' websites and branding. These modules separate the functional elements from the layout elements, such as site appearance, thus facilitating rapid development. As we enhance or build new functional elements, the underlying architecture enables us to deploy these elements across all of the websites of our licensees without making individual changes to specific implementation.

     MapsOnUs.com - Maps and Directions - Our MapsOnUs technology integrates maps and driving directions into many areas of our directory technology, and is also available through our MapsOnUs.com website. Utilizing our MapsOnUs capabilities, we are able to provide businesses with dealer locators that can be easily integrated into their websites to help visitors locate the closest outlet, dealer or franchisee.

                Our Technology and Enhanced Merchant Information

     We have developed sophisticated technologies that enable rapid dissemination of information requested by consumers using our website or the websites of our licensees. These technologies were conceived and developed by a staff of senior engineers experienced in designing large-scale, distributed computer systems, a form of computer architecture that divides system functionality over numerous computers, each known as a server, to enhance overall system performance and reliability. We also have particular strengths in the areas of database technologies, advertising management and content customization.

     Directory Technology - We have been affiliated with ePresence (formerly Banyan Worldwide), a pioneer of directory technology, since our founding in 1996. Directories played a key role in the large-scale, multiple-site distributed systems deployed by Banyan since 1983. Our founder, Dean Polnerow, designed and originally developed StreetTalkTM, Banyan's directory service. Building on this experience to create our own proprietary directory technology, we created what we believe to be the first national directory of United States residential information available on the Internet, as well as our innovative and proprietary yellow pages business directory.

     Data Content - We license our base residential and business listings data content from third parties and then augment it with data that we have gathered ourselves. There are over 108 million residential and 17 million business listings included in our database. Currently our primary data source for base listing information is Acxiom Corporation, and our agreement with Acxiom expires in December 2005. We augment these base listings with detailed information we have gathered through our own data compilation efforts, and through local merchant sales. We have additional data content for over one million merchants that enables consumers to search on merchant copy points or attributes. In addition, we purchase the data used in our MapsOnUs services from TeleAtlas North America, Inc. pursuant to an agreement which expires in February 2005.

     Site Design - Our directory technology was designed to provide high levels of performance, scalability, and reliability. The directory is implemented as a set of Windows 2000 servers that are organized into groups. Each group of servers provides different parts of the overall site's functionality and each type of functionality is provided by more than one group of servers. Individual servers in a group can be added or removed without affecting the functional capabilities of the site, and most changes required are managed automatically by proprietary software that we have developed. This distributed architecture is designed to be highly scalable, which means that system capacity and functionality can be easily and inexpensively increased, typically with minimal or no time-consuming software changes required. It is also designed to be reliable, which means it is resistant to service interruptions and the unavailability of one or more servers does not affect the operation of other servers or the directory as a whole.

     We contract with a third party to host and secure the infrastructure for our directory and the directories of our licensees. Access to the third party facility is restricted and our infrastructure is physically segregated with restricted access as well. In addition, we license firewall and anti-virus security software and monitor site activity to detect unauthorized access to our technology and information. Although we take these measures to protect access to our technology and merchant information, we cannot totally eliminate the possibility of unauthorized access.

     Database Search Technologies - We have developed technology designed to quickly exchange information between the groups of servers that provide the interface consumers use to input their requests for information with the groups of servers that store the databases of information we use to respond to these requests. This technology allows data from multiple databases to be accessed and combined, regardless of its structure or content. This simplifies the development of new user interfaces and facilitates database updates. Our database technology helps to maximize website performance through sophisticated in-memory data structures that are optimized for rapid searching of various combinations of data elements, and by automatically balancing the tasks being performed by individual servers.

     Our database technology includes sophisticated query management techniques that enable requests for large amounts of data to be retrieved in segments while reducing the computer processing time typically associated with these operations using conventional design techniques. This enables ready access to a large amount of data stored in any of the databases and results in faster responses to the user.

     Advertising Management and Geographic Targeting - Our advertising placement technology is used primarily to control the frequency and positioning of advertisements displayed on our website. This technology rotates merchant advertisement displays in and out of prime locations on our yellow pages screens according to priorities specifically purchased by our merchant and banner advertising customers. We use an automated chain of software programs to securely facilitate the addition, removal and modification of both individual ads and large, aggregated volumes of merchant advertising into our yellow pages directory.

     We have also developed a proprietary geographically-targeted advertisement placement methodology that provides a simple way to allow a merchant to focus its advertising to the surrounding communities it desires to target. This technology uses the physical location of a business and a distance measurement selected by the merchant to automatically determine the appropriate location targets. These advertisement management tools and processes enable our support personnel and authorized ad resellers to remotely manage and control national, regional and local advertising campaigns.

     Merge-Purge Data Consistency - Data integrity for business listings and advertising products is preserved through the application of business rules to all data change requests (data merging and purging). Data integrity rules are applied by our merge-purge technology as each data change request attempts to modify listing and/or advertising data. These rules include low-level data content and constraint validation, as well as "sales channel" specific rules that manage the business logic associated with listing and advertisement attributes. This allows for continuous refreshing of business listing data, and easy management of all advertising products associated with a given business, while permitting the best and latest available data to be presented to the consumer.

     Customer Relationship Management - Our web-based CRM tools are specially designed to help our licensees easily manage many facets of their relationships with their own merchant customers. The tools provide product definition and merchant management capabilities for direct selling efforts and indirect sales channels, including sales management, customer invoicing, credit card transactions, self-service online advertising sales, account history and reporting. Product definition capabilities allow each sales channel to combine our available advertising products into packaged product offerings for their specific merchant customer base, such as a variety of online advertisement presentations, coupons, websites, and products fulfilled by third parties, along with the pricing and discounting features of each advertisement product. The tools present an access-controlled workflow process that manages and records all merchant customer interactions, from initial sale and payment processing through subsequent interaction logging, automatic renewal management and ongoing reporting.

                                 Our Competition

     We compete against numerous companies primarily in three categories of businesses for local and national advertising dollars and market share, namely:

     * Internet-based yellow and white pages directories that do not utilize our directory website, such as Yahoo! Yellow Pages and Verizon SuperPages;

     * Printed yellow and white pages directories that compete with online offerings for advertiser dollars; and

     * Internet-based pay-for-placement and pay-for-performance search engines and services, such as Google, LookSmart, FindWhat, Yahoo! and Citysearch, particularly as they begin to expand their offerings to local markets.

     We compete with these organizations primarily on the basis of directory technology, as well as the price and consumer reach of directory advertisements.

     Our website is one of the most utilized directory platforms on the Internet, according to Nielsen//NetRatings, claiming a top 5 spot among category leaders. We believe that our directory technology has allowed us to secure our key alliance with AOL as well as alliances with other important customers and, along with the popularity of www.switchboard.com, has enabled us to capture the attention of millions of potential consumers. However, we continue to face competition from many sources both traditional and untraditional, including companies which have substantially greater resources and name recognition than we do. Beyond Yahoo! and Verizon, there are numerous national and regional publishers of online and print yellow pages advertising who compete with us and our licensees for merchant advertising. We may also face competition from internal development groups within our existing and prospective customers, some of which may decide to develop their own proprietary online directory solutions. Additionally, the increased popularity of paid search, and the interest of the companies that are leading the segment in expanding their offerings to more effectively address localized searching and advertising, could begin to blur the lines between search engines and online directories and add additional complexities to the market.

     As directory references increase online, we believe advertising in an online directory (versus print) will become increasingly important for businesses both large and small. As more yellow pages print advertising dollars are spent on online advertising, we believe that the competition in the online directory market will intensify. We believe publishers of local online advertising solutions will seek best-in-class technology and tools to improve the efficiency of their online operations and to differentiate their online offerings to merchant and national advertisers. We believe factors that will enable online directory providers to compete effectively in this environment include the ability to offer highly functional and scalable technology solutions, incremental consumer page visits for their merchant and national advertisers, and tools to ease the management and administration of online advertising purchases. We further believe that Switchboard is well positioned to fulfill publishers' needs in these areas.

     As online usage grows, companies offering local directories will compete to bring greater value to online advertisers by further increasing consumer usage of their directories in these ways:

     * speed of results;
     * relevance of search results to intent; and
     * content breadth and depth.

     We believe that structured and highly specialized user interfaces and database designs tailored to the needs of local advertisers will be an advantage to easily guide consumers to local service and business information. We believe that our depth of experience and focus on these areas will play an important role in making our offerings attractive to users and thus to the merchants that populate our directories.

     We believe our ability to compete successfully over the long-term depends on many factors. In addition to those discussed above, these factors include maintaining the quality of content and functionality we provide relative to our competitors, the cost-effectiveness and reliability of our services relative to our competitors, and our ability to generate value for local and national merchants. The market in which we compete is rapidly evolving. To remain competitive, we believe it is important to continually work towards the development of new technologies to improve the products and services we offer to our licensees and merchant customers, as well as to improve the functionality and utility of our web-hosted directory technology. There can be no assurance that we will maintain our current competitive advantages or that we will compete successfully in the market for online directory advertising services in the future.

                            Our Intellectual Property

     Patents, copyrights, service marks, trademarks, trade dress, trade secrets, and other intellectual property are critical to our success. We rely on a combination of patent, trademark and copyright law, trade secret protection and confidentiality, and license agreements with our employees, consultants, customers, licensees, and others to protect our proprietary rights. All of our employees have executed confidentiality and assignment of invention agreements. Prior to disclosing confidential information to third parties, we generally require them to sign confidentiality or other agreements restricting the use and disclosure of our confidential information.

     As of December 31, 2003, we had seven patents issued by the U.S. Patent and Trademark Office, three patents issued by the Canadian Intellectual Property Office, three patent applications pending before the U.S. Patent and Trademark Office, and two patent applications pending before the Canadian Intellectual Property Office, all of which relate to the operation, features or performance of our website. We pursue registration of our key service marks in the United States and, in some cases, internationally. We currently have registered the following service marks with the U.S. Patent and Trademark Office: Switchboard, Envenue, Nearbuy, Think Outside The Book, What's Nearby, My Studio, My Corner, Sideclick, Ad Studio, Maps On Us, the "Man with Building" design mark and the "Men with Building" design mark. The following are service marks of Switchboard:
It's the Yellow Pages. Electrified.; LocalClicks; Deals Nearbuy; and, Switchboard Matrix. Applications are pending for our registration of the following service marks: LocalClicks and Deals Nearby. However, effective patent, trademark, service mark, copyright and trade secret protection may not be available or sought by us in every country in which our services are made available online. Our patents, trademarks, or other intellectual property rights may be successfully challenged by others or invalidated through administrative process or litigation. Further, the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

     We license our proprietary rights, such as patents, trademarks and copyrighted material, to third parties. Despite our efforts to protect our proprietary rights, third parties may infringe or misappropriate our rights or diminish the quality or reputation associated with our brand, which could have a long-term material adverse affect on our business, results of operations, or financial condition.

     In addition, we license software, content and other intellectual property, including trademarks, trade secrets, patents, and copyrighted material, from third parties. In particular, we license residential and business listing data from Acxiom Corporation under an agreement that expires in December 2005, and maps and driving directions data and related software from Tele Atlas North America, Inc. under an agreement that expires in February 2005. Further, some of the software code underlying Switchboard.com contains software code that is licensed to us by third parties. If any of these licenses are terminated or expire, it could have a material adverse effect on our business, results of operations, or financial condition.

     We currently own a number of Internet domain names, including www.switchboard.com, www.MapsOnUs.com and www.walking-fingers.com. Internet regulatory bodies generally regulate domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

                          Our Research and Development

     We employ an engineering staff to develop, test and document the enhancement of existing, and creation of new, products and services we offer to our merchant network customers as well as new services and features on our web-hosted directory platform. The market in which we compete is rapidly evolving. To remain competitive, we believe it is critical to continually work towards the development of new technologies to improve the products and services we offer to our merchant network customers, as well as to improve the functionality and utility of our web-hosted directory platform. In 2003, we directed the efforts of our engineering staff primarily on the enhancement of our Switchboard Matrix directory platform, the compilation and management of merchant attribute information and the creation of new technology that offers users more meaningful results when they search for local businesses using common words and phrases. As of December 31, 2003, we employed a staff of 33 full-time permanent employees dedicated to research and development activities. Our research and development expenses have constituted, and we expect they will continue to constitute for the foreseeable future, a material use of our cash resources. Research and development expenses were $6.7 million, or 72.2% of net revenue, $5.4 million, or 46.4% of net revenue and $4.3 million, or 28.1% of net revenue, in 2001, 2002, and 2003, respectively.

                                  Our Employees

     As of March 5, 2004, we had 67 full-time employees. Of these employees, 33 are in research and development, 22 in sales and marketing, 3 in site operations, and 9 in general and administrative. None of our employees are represented by a labor union. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

     Our principal administrative, sales and marketing, and research and development facilities are located in Westborough, Massachusetts and consist of approximately 17,463 square feet under a sublease that expires on September 30, 2005. These facilities have an aggregate annual base rent of approximately $210,000. We sublease this space from ePresence.

     In addition, we lease approximately 120 square feet of office space in Troy, Michigan for use by a sales person. We also lease 2,782 square feet of office space in New York City, which we have subleased to a third-party for the remaining term of our lease with the property owner, which expires on April 28, 2005.

ITEM 3. LEGAL PROCEEDINGS

     On November 21, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons and entities who purchased or otherwise acquired common stock of Switchboard from March 2, 2000 through December 6, 2000. The complaint named as defendants Switchboard, the managing underwriters of our initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Polnerow is our President and CEO, and Mr. Greenlaw and Mr. Jewett are former officers of Switchboard.

     An amended complaint was filed on April 20, 2002. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the defendants made material false and misleading statements in Switchboard's registration statement and prospectus filed with the SEC in connection with Switchboard's initial public offering because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in Switchboard's public offering and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Securities Exchange Act. The amended complaint seeks damages in an unspecified amount.

     In July 2002, Switchboard, Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs' claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. The plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued its decision on the defendants' motion to dismiss, granting in part and denying in part the motion as to Switchboard. In addition, in October 2002, Messrs. Greenlaw, Polnerow and Jewett were dismissed from this case without prejudice.

     In June 2003, the plaintiffs, the issuer defendants and their insurers agreed on the terms and conditions of a proposed settlement of this case. The terms and conditions of the proposed settlement have been widely reported in the press. Our special committee of the board of directors met twice during June 2003 to evaluate the proposed settlement. The committee was advised by outside counsel on the merits of the proposed settlement. The committee determined that the settlement was in the best interests of Switchboard and that we should accept the proposed settlement. There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval. We have been informed by outside counsel that all of the non-bankrupt issuers decided to accept the terms and conditions of the proposed settlement of this case. We do not believe we will suffer material future losses related to this lawsuit.

     From time to time, we are involved in various legal proceedings incidental to the conduct of our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their respective ages and positions with Switchboard as of March 5, 2004 are as follows:

Name                      Age Position
------------------------- --- --------------------------------------------------
Dean Polnerow............ 47  Chief Executive Officer, President and Director
Robert P. Orlando........ 45  Vice President, Chief Financial Officer, Treasurer
                              and Secretary
James M. Canon........... 52  Vice President, Business Development
Kevin P. Lawler.......... 43  Vice President, Human Resources
James Carrington......... 51  Vice President, Sales

     Dean Polnerow founded Switchboard and has served as our President since March 1998 and as a director since September 1998. Mr. Polnerow has also served as our Chief Executive Officer since August 21, 2003. From our inception in 1996 to March 1998, Mr. Polnerow served as our Vice President, Product and Business Development. From 1983 to 1996, Mr. Polnerow served in various capacities, including as Vice President, Advanced Development, at Banyan Worldwide.

     Robert P. Orlando has served as our Vice President, Chief Financial Officer, Treasurer and Secretary since October 2001. Prior to joining Switchboard, Mr. Orlando was the Chief Financial Officer and Treasurer of Virtual Ink Corporation, a designer of hardware and software collaboration tools, from 2000 to 2001. From 1991 through 2000, Mr. Orlando was the Chief Financial Officer and Treasurer of Mathsoft, Inc., a provider of math, engineering and scientific software solutions. Mr. Orlando also held financial management positions with Bitstream, Inc., Unicco Service Company and Orion Research, Inc. Previous to these positions, Mr. Orlando served as an auditor for Arthur Andersen LLP.

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

     James Carrington has served as our Vice President, Sales since December 2003. Prior to joining Switchboard, Mr. Carrington served in various capacities at Monster, Inc., formerly TMP Worldwide, a yellow pages advertising agency and directional marketing company, for 15 years, most recently as Vice President of Sales of Monstermoving, Inc.

     Executive officers are elected annually and serve at the discretion of our board of directors. No family relationships exist among any of our executive officers and directors.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data

     Our common stock began trading on the NASDAQ National Market under the symbol "SWBD" on March 2, 2000. Prior to that date there was no established public trading market for our common stock. The following table sets forth the range of high and low closing sale prices of our common stock for the periods indicated, as quoted on the NASDAQ National Market.

PERIOD                                 HIGH          LOW
-----------------------------          -----        -----
FISCAL 2002
First Quarter of Fiscal 2002           $5.32        $3.02
Second Quarter of Fiscal 2002          $6.39        $3.20
Third Quarter of Fiscal 2002           $3.30        $1.08
Fourth Quarter of Fiscal 2002          $3.13        $1.48

FISCAL 2003
First Quarter of Fiscal 2003           $3.19        $2.20
Second Quarter of Fiscal 2003          $4.10        $2.55
Third Quarter of Fiscal 2003          $12.31        $3.55
Fourth Quarter of Fiscal 2003         $11.06        $6.22

     As of March 5, 2004, there were 108 holders of record of our common stock. This number does not include stockholders who hold their shares in "street name" or through broker or nominee accounts.

     The closing per share sale price of our common stock on June 30, 2003 was $3.60. For purposes of calculating the aggregate market value of the shares of our common stock held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K, we have assumed that all our outstanding shares were held by non-affiliates, except for the outstanding shares known to us to be beneficially held by our directors, executive officers, and each person or entity known to us to own beneficially more than 10% of our outstanding shares of common stock. However, this should not be deemed to be an admission that all these persons are, in fact, affiliates of ours, or that there are not other persons who may be deemed to be affiliates of ours.

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

     Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. Through December 31, 2003, we used approximately $17.4 million of the proceeds from the offering for working capital purposes, of which approximately $4.9 million was for the purchase of fixed assets. In December 2000 we paid $13.0 million of the proceeds to America Online, Inc. pursuant to the terms of our Directory and Local Advertising Platform Services Agreement (the "Directory Agreement") entered into with America Online on that date. In March 2002, we used $1.3 million of the proceeds for the purchase of 386,302 shares of our common stock from Viacom Inc. as treasury stock. In April 2002, we paid America Online $2.0 million upon the execution of the Second Amendment to the Directory Agreement. In October 2002, we paid the former stockholders of Envenue, Inc. approximately $410,000, and in June 2003 we paid the former stockholders of Envenue an additional $1.7 million. As of December 31, 2003, we have invested the remaining net proceeds in interest-bearing, money market funds and investment-grade securities.

ITEM 6.   SELECTED FINANCIAL DATA

     You should read the selected consolidated financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

     We derived the selected consolidated financial data set forth below as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 from the audited consolidated financial statements of Switchboard included herein. All other selected consolidated financial data set forth below is derived from audited financial statements of Switchboard not included herein. Switchboard's historical results are not necessarily indicative of future results of operations.

                      Selected Consolidated Financial Data
                      (In thousands except per share data)

                                                              For the Years Ended December 31,
                                                  ------------------------------------------------------
                                                   2003       2002      2001 (a)       2000       1999
                                                  -------    -------    --------     --------    -------
  Statement of Operations
    Gross revenue                                 $15,192    $13,747     $13,326      $20,310     $8,304
    Net revenue (b)                               $15,192    $11,747      $9,278      $19,898     $8,304
    Operating income (loss)                        $1,440    $(5,921)   $(69,975)    $(20,708)   $(8,656)
    Net income (loss) attributable to common
        Stockholders                               $2,074    $(3,959)   $(66,754)    $(17,288)  $ (9,744)

    Basic net income (loss) per share               $0.11     $(0.21)    $ (2.83)     $ (0.75)   $ (0.89)
    Diluted net income (loss) per share             $0.10     $(0.21)    $ (2.83)     $ (0.75)   $ (0.89)

                                                                   As of December 31,
                                                  ------------------------------------------------------
                                                   2003       2002         2001         2000      1999
                                                  -------    -------     --------     -------    -------
  Balance Sheet Data
    Total assets                                  $59,523    $57,788     $65,835      $98,557    $12,195
    Long term obligations                              $-     $1,124        $518       $2,000         $-
    Redeemable convertible preferred stock             $-         $-          $-           $-    $16,320
    Total stockholders' equity (deficit)          $56,342    $51,087     $56,667      $90,730    $(9,588)

(a) Operating loss and net loss attributable to common stockholders in the fiscal year ended December 31, 2001 includes a $22.2 million non-cash loss on Viacom transaction and special charges of $17.3 million.

(b) Net revenue includes, as an offset to revenue, amortization of consideration given to a customer of $2.0 million in fiscal 2002, $4.0 million in fiscal 2001 and $412,000 in fiscal 2000 in accordance with Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Our Operating Results, Business Prospects and the Market Price of Stock", as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K. See "Forward Looking Statements."

                                    Overview

     In February 1996, when we commenced operations, we derived our revenue principally from the sale of national banner and site sponsorship advertising on our directory website, www.switchboard.com. We now primarily derive revenue from merchant and national advertisers that pay to advertise in the Switchboard-powered directories of our licensees, and/or on our own website, www.switchboard.com. We operate in a single segment, but classify our revenue into two categories, namely net merchant network revenue and national banner and site sponsorship revenue.

     Net merchant network revenue includes revenue from various licensing agreements with our directory technology licensees. These agreements involve, generally, (1) a setup fee for engineering work to develop a web-hosted platform for our licensees which looks and feels like the licensees' own website and includes our searching functionality, and (2) a royalty in the form of a fixed fee per merchant based on the number of merchant advertisements promoted in their directories, or a percentage of revenue generated from those merchant advertisements. In addition, net merchant network revenue includes engineering and other fees for services provided to support the directories and programs of our licensees. Net merchant network revenue also includes revenue from running priority placement, local performance based, and content targeted advertising in the Switchboard.com yellow pages directory, and building and hosting websites for local merchant advertisers. In addition, we paid a total of $15.0 million and issued 746,260 shares of common stock to AOL in connection with entering into our Directory Agreement with AOL in 2000. Amortization of the value attributed to this consideration given to AOL has been included as an offset to merchant network revenue, as the benefits of such consideration given to AOL are not separately identifiable from the revenue obtained from AOL. During 2003, net merchant network revenue comprised approximately 88.4% of our total net revenue as compared to 87.9% in 2002 and 66.9% in 2001.

     We also continue to generate revenue from the sale of national banner and site sponsorship advertising on white and yellow pages, as well as maps pages, across both www.switchboard.com and the websites of several directory technology licensees. Such revenue is derived from banner advertisements, sponsorships and direct electronic mail-based promotions that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During 2003, approximately 11.6% of our net revenue was derived from the sale of national banner and site sponsorship advertising, as compared to 12.1% in 2002 and 33.1% in 2001.

     Our cost of revenue consists primarily of expenses paid to third parties under data licensing and website creation and hosting agreements and search engine database inclusion expense, as well as other direct expenses incurred to maintain the operations of our website as well as the web-hosted platforms of our licensees. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, costs of running our data centers, which include rent and utilities, and a pro rata share of occupancy and information system expenses. Cost of revenue also includes an allocation of salaries and benefits for employees, as well as expenses resulting from external consultants, directly associated with the delivery of billable engineering and other services. Cost of revenue as a percentage of revenue has varied in the past, primarily because the amount of revenue recognized has varied and has been spread over relatively fixed costs of revenue.

     Our sales and marketing expense consists primarily of employee salaries and benefits, costs associated with channel marketing programs, collateral production expenses, third-party commission costs, public relations, market research, provision for bad debts and a pro rata share of occupancy and information system expenses.

     Our research and development expense consists primarily of employee salaries and benefits, fees for outside consultants and related costs associated with the development of new services and features on our web-hosted directory, the enhancement of existing products, quality assurance, testing, documentation and a portion of occupancy and information system expenses based on employee headcount.

     Our general and administrative expense consists primarily of employee salaries and benefits and other personnel-related costs for executive and financial personnel, as well as legal expenses, directors and officers insurance and accounting costs, and a portion of occupancy and information system expense based on employee headcount.

     Our other income and expense consists primarily of interest income earned from our investment grade marketable securities and a note receivable from an officer, realized gains and losses from any sales or early maturities of marketable securities, losses on the value of a warrant issued to us by one of our vendors that were determined to be other-than-temporary, losses on the disposal of fixed assets, interest expense associated primarily with equipment financing and bank fees.

     We have experienced substantial net losses. As of December 31, 2003, we had an accumulated deficit of $106.7 million resulting from insufficient revenue to cover the significant costs incurred in the development of our web-hosted directory technology and the establishment of our corporate infrastructure and organization.

     We are a Delaware corporation that commenced operations in February 1996. From our inception in February 1996 until our initial public offering in March 2000, we were a unit and later a subsidiary of ePresence, Inc. On March 26, 2004, we announced a definitive agreement to merge with a wholly-owned subsidiary of Infospace, a diversified technology and services company that develops Internet and wireless solutions headquartered in Bellevue, Washington. Upon consummation of the merger, Switchboard will be a wholly-owned subsidiary of Infospace. Each share of Switchboard common stock will be converted into a right to receive $7.75 in cash, without interest, upon consummation of the merger. The merger is expected to close during the second half of 2004, and is subject to customary closing conditions, including receipt of Switchboard and ePresence, Inc. shareholder, as well as regulatory, approvals. See "Factors Affecting Operating Results, Business Prospects and Market Price of Stock - Risks Resulting from our Announced Merger Agreement with Infospace" for more information concerning this announcement.


                            Significant Relationship

     Our largest and most significant directory technology licensee is AOL. In December 2000, we entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, April 2002, August 2002, November 2002 and October 2003, certain terms of the agreement were amended. Prior to the October 2003 amendment of the Directory Agreement, we shared with AOL specified directory advertisement revenue. In general, we received a majority of the first $12.0 million of such directory advertisement revenue, less approximately $1.0 million of billable engineering revenue earned from AOL after June 30, 2002, and received a lesser share of any additional directory advertisement revenue over and above the initial $12.0 million. We paid AOL and recorded an asset of $13.0 million at the signing of the original Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties ("AOL Roll-In") in January 2002, we recorded a second asset and a liability related to future payments of $13.0 million. In April 2002, we established an additional asset and liability of $1.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, we were scheduled to make six additional quarterly payments of $2.0 million each, replacing the $13.0 million originally owed upon the AOL Roll-In. The August 2002 amendment, among other things, eliminated the $12.0 million in remaining additional payments established in the April 2002 amendment. The November 2002 amendment, among other things, provided for the delivery of administrative services to AOL for the management of merchants who signed up for advertising in the AOL yellow pages using a self-service tool that we created for AOL. We no longer provide these administrative services to AOL.

     AOL committed to pay us at least $2.0 million in consulting or service fees over the term of the Directory Agreement under a payment schedule which ended in September 2002, of which AOL paid all $2.0 million and we delivered all $2.0 million in services to AOL. Prior to the October 2003 amendment of the Directory Agreement, we were required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. These 300 hours were provided to support the Directory Platform, from which we shared in directory advertising revenue over the term of the agreement. Any engineering services provided by us in excess of 300 hours per month were charged to AOL on a time and materials basis. AOL typically exceeded these 300 hours each month. In 2003, 2002 and 2001, AOL consulting and service fees totaled $2.0 million, $1.5 million and $1.9 million, respectfully.

     In October 2003, we amended and restated our agreement with AOL. The October 2003 amendment, among other things, extended the term of the agreement for an additional year until December 11, 2005, and provides that we will receive $4.8 million annually from AOL, payable in monthly increments of $400,000, in exchange for providing, maintaining and customizing the AOL yellow pages Directory Platform and inclusion of current AOL merchants in our yellow pages platform. In addition, the amended agreement creates the opportunity for both parties to sell advertising products that combine the consumer audience of both AOL's and Switchboard's yellow pages. The revenue sharing arrangement, based on percentage of AOL merchant subscription revenue that was previously in effect, has been eliminated.

     As part of the consideration for the $4.8 million annual fee, if requested by AOL, we are obligated to provide AOL with up to 3,000 hours of engineering services during each fiscal quarter in order to customize and enhance AOL's directory technology. Accordingly, based on our customary rates we charge for engineering services, we have bifurcated the $4.8 million annual fee between licensing and engineering services. We attribute $2.4 million of the $4.8 million annual fee to engineering services, or $600,000 per quarter. Of the 3,000 hours, AOL may carry-over up to 1,000 unused engineering hours into the next quarter. At no time at the end of any fiscal quarter may the unused hours carried forward exceed 1,000 hours. Revenue attributable to any unused hours that are carried forward into the following fiscal quarter are valued using our standard hourly rates for engineering services and deferred until the hours carried forward are either used or the right to use them expires. Accordingly, revenue attributable to the 3,000 hours we are obligated to provide AOL will range from $400,000 to $800,000 each quarter depending on how AOL decides to utilize these minimum 3,000 hours. Regardless of how AOL decides to utilize these 3,000 hours, AOL is obligated to pay us $400,000 each month under the October 2003 amendment. We will bill AOL on a time and materials basis for any hours for engineering services provided in excess of the 3,000 we are required to provide to AOL, and recognize this revenue during the period in which the engineering services are provided.

     As a result of the October 2003 amendment of our agreement with AOL, the revenue generated from our agreement with AOL decreased from $1.6 million in the third quarter of 2003 to $1.2 million for the fourth quarter of 2003. Depending on the amount of engineering services requested by AOL, we anticipate total revenue in future quarters from AOL to be in the range of $1.0 million to $1.4 million per quarter. We expect future cash flows from AOL under the agreement to be approximately $1.2 million per quarter.

     In the event that the Agreement is terminated pursuant to the terms of the Agreement, the parties may begin a "Wind-Down Period" for a period of time to be determined by AOL, up to a maximum of three years from the date of termination. During the Wind-Down Period, we will continue to provide AOL with directory technology services, and AOL shall pay us a monthly fee of $250,000 (reduced from $400,000 per month) and shall also pay us for any engineering hours in excess of 300 hours per month. We will not be obligated to provide AOL with 3,000 hours of engineering services per quarter during the Wind-Down Period.

     In connection with entering into the Directory Agreement, in December 2000, we issued to AOL 746,260 shares of our common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002. We also agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Pursuant to the April 2002 amendment, the requirement to issue additional shares upon the two and three-year continuations was eliminated. If we renew the Directory Agreement with AOL for at least an additional four years after the current term, we are required to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     The $13.0 million paid and the value of the stock issued to AOL upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 31, 2001, the remaining unamortized amounts of $11.7 million were written down to zero as a result of an impairment analysis as of December 31, 2001. We performed an impairment analysis of our AOL related assets because cumulative revenues earned through December 31, 2001 were significantly below the expectations we had at the time we entered into the agreement, and we had incurred a current period and historical operating loss with respect to our AOL business. This analysis was performed as part of our restatement of our financial statements for the year ended December 31, 2001, which occurred in September 2002. However, in performing this impairment analysis, we were unable to utilize the more favorable financial implications of the April 2002 and August 2002 amendments as they had occurred subsequent to the date we had filed our original Annual Report on Form 10-K for the year ended December 31, 2001 (March 2002). The financial implications of the April 2002 and August 2002 amendments were developments that occurred subsequent to the March 2002 filing and, in accordance with existing accounting standards, could not be considered. If we had been able to utilize the more favorable financial terms resulting from the April 2002 and August 2002 amendments, our AOL assets may have been considered fully recoverable.

     Our impairment analysis, utilizing the estimated cash flow approach, assumed revenue and expense assumptions through December 2004, the expiration date of the Directory Agreement. We assumed annual revenue growth rates of 77%, 135% and 85% under the agreement in 2002, 2003 and 2004, respectively. We also assumed additional contractually fixed payments to AOL of $39.0 million; a total of $4.8 million of value associated with two additional contractual stock issuances to AOL of 746,260 shares each, which were to have occurred in December 2002 and 2003; and our estimate of other costs and expenses we would incur to support our relationship with AOL. We included the future issuance of stock in our cash flow analysis because it represented an economic resource that we were contractually required to give to AOL in order to continue to benefit from the Directory Agreement. If we did not issue the stock to AOL, our cash flows under the Directory Agreement would have ceased. We valued the additional required stock issuances using the Black-Scholes option-pricing model, using an expected volatility of 130%, a risk-free interest rate of 4.3%, dividend yield of 0% and an expected life of one year and two years for the December 2002 and 2003 issuances, respectively. Our analysis indicated that our AOL assets were impaired due to the fact that our projected future cash flows from AOL over the remainder of the term of the agreement were insufficient to support the value of our AOL related assets. We then measured our impairment by performing an analysis of our discounted future cash flows under the Directory Agreement. We utilized the undiscounted cash flows described above and applied a discount factor of 20% per year. The discount factor represented our estimate of the rate of return that an investor would expect for an investment of this type. The magnitude of the discount rate is related to the perceived risk of the investment. This discounted cash flow analysis indicated that our AOL related assets were fully impaired as of December 31, 2001.

     In January 2002, we established an additional asset and related liability of $13.0 million as a result of the AOL Roll-In. We performed an impairment analysis on this AOL asset and determined that it was not impaired as of March 31, 2002. This analysis was performed as part of our restatement of our financial statements for the three months ended March 31, 2002 that occurred in September 2002. This impairment analysis included similar assumptions to those used in the impairment analysis performed in connection with the restatement of our December 31, 2001 financial statements. In addition, we were able to consider the favorable financial terms of the April 2002 amendment, as this occurred prior to the May 2002 original filing of our quarterly results on Form 10-Q for the three months ended March 31, 2002. Our analysis indicated that our AOL asset was not impaired as of March 31, 2002.

     Throughout 2002 we remained committed to the AOL relationship. We continued to make reduced investments in 2002, in accordance with the April 2002 and August 2002 amendments, because we believed that continued investment at a negotiated lower level would still yield significant revenue and corresponding profit for Switchboard and allow us to, at a minimum, recoup our investments under the relationship.

         In 2002, we recorded amortization based upon the remaining net book value of our AOL assets established upon the AOL Roll-In and April 2002 amendment on a straight-line basis over the remaining term of the amended agreement. As a result of the elimination in the August 2002 amendment of the remaining $12.0 million owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in August 2002, offsetting amortization recorded in the period, and the associated asset and liability with respect to the $12.0 million were eliminated. Amortization of AOL assets totaled $2.0 million in 2002. There was no amortization of AOL assets in 2003. Throughout the remaining initial term of the amended agreement, we will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due to AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with EITF 01-9.

     The following table summarizes revenue and estimated direct expenses associated with our AOL agreement (in thousands):

                                                         Years ended December 31,
                                                -----------------------------------------
                                                2000        2001        2002        2003
                                                -----      ------      ------      ------
Revenue:
--------
Gross AOL revenue                               $   -      $4,074      $6,906      $6,265
Amortization of consideration provided to AOL    (412)     (4,048)     (2,000)          -
                                                -----      ------      ------      ------
Net AOL revenue                                 $(412)     $   26      $4,906      $6,265
                                                =====      ======      ======      ======
Net AOL revenue as a percentage of total
  net revenue                                    (2.0)%       0.3%       41.8%       41.2%

Costs and expenses:
-------------------
Impairment of AOL assets                           $-     $11,723        $  -         $ -
Other costs and expenses (a)                       40       1,458         582         520
                                                  ---     -------        ----        ----
Total costs and expenses                          $40     $13,181        $582        $520
                                                  ===     =======        ====        ====


   (a) Included in other costs and expenses are engineering and other services expenses directly incurred as a result of our AOL relationship.

     Net amounts due from AOL included in accounts receivable December 31, 2002 were $549,000. There were no amounts due from AOL at December 31, 2003. We anticipate that AOL will continue to represent a significant percentage of our revenue in 2004 and will be a material component of our overall business. At March 5, 2004, AOL beneficially owned 7.8% of our outstanding common stock.

                   Critical Accounting Policies and Estimates

     We have identified the policies below as critical to the understanding of our results of operations. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, intangible assets, compensation expenses, third-party commissions, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

     Critical accounting polices are those policies that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe our most critical accounting policies are as follows:

Revenue Recognition

     We generate our revenue primarily from merchant advertisement placements promoted in the Switchboard-powered directories of our licensees, as well as those placed in our own online yellow pages directory. Generally, we recognize revenue as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable. We believe that we are able to make reliable judgments regarding the creditworthiness of our customers based upon historical and current information available to us. Our payment experience with our customers may not be consistent with past experience. In addition, the financial condition of these customers may decline in future periods, the result of which could be our failure to collect invoiced amounts. Some of these amounts could be material, resulting in an increase in our provision for bad debts.

     We earn revenue from AOL through the provision of platform licensing services and engineering and other services to AOL. We consider the delivery of platform licensing services to be a separate earnings process from engineering and other services and recognize revenue from engineering and other services in the period during which these services are delivered. Beginning in October 2003, we receive an annual license fee from AOL. We bifurcate this annual fee between a platform licensing fee of $2.4 million and an engineering services fee of $2.4 million. We recognize these platform licensing fees and engineering services fees as revenue as they are earned. Bifurcating the annual fee between engineering services and platform licensing required us to make judgments with respect to the value attributable to each unit. We valued the amount attributable to engineering services using our standard hourly rates for providing such engineering services. We attributed the residual value of the annual license fee to platform licensing fees. Because we bifurcated the annual fee, we anticipate that during the term of our current agreement with AOL revenue from platform licensing fees under the agreement will be $600,000 per quarter and revenue from engineering services under the agreement will be between $400,000 and $800,000 per quarter depending upon the amount of engineering services delivered to AOL each quarter. Therefore, we expect total quarterly revenue from the agreement will vary between $1.0 million and $1.4 million per quarter. Had we determined that we were unable to bifurcate the annual license fee between platform licensing and engineering services, all of the revenue we derive from the license fee would have varied in future quarters based upon our delivery of engineering services to AOL, varying between $800,000 and $1.6 million per quarter.

Concentration of Credit Risk

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

Impairment of Long Lived Assets

     We evaluate the recoverability of our long-lived assets, including that attributable to our AOL arrangement, annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings or cash flows or material adverse changes in the business climate, indicate the carrying value of an asset might be impaired.

     Should an indicator of impairment exist, we perform a recoverability assessment based on an undiscounted expected cash flow analysis utilizing management's best estimate of the future cash flows expected to result from the use of the asset. Our assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account all available evidence at the date of review. We continually apply our best judgment when applying the impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairment, and the fair value of an impaired long-lived asset group. We include the future issuance of stock in our cash flow analysis, as we did in our evaluation of the asset attributable to our AOL arrangement, because it represents an economic resource that we are contractually required to give to enjoy the benefits of a long-lived asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of all impairment tests.

     If the asset being evaluated for impairment is a contractually based asset, as is the case in the asset attributable to our AOL arrangement, we utilize the contractual terms in existence at the time of the impairment analysis to provide the framework for estimating the future expected cash flows. Accordingly, any modifications made to the long-lived asset's underlying contract terms that occur subsequent to the original filing of our financial statements are not considered in our impairment analysis.

     If the sum of these expected future cash flows is less than the carrying amount of the asset, the asset is considered impaired and the impairment loss is calculated. The impairment loss is determined as the difference between the asset's estimated fair value and its carrying value. The fair value is determined by applying a discount rate to the expected future cash flows unless there is an observable market for such asset. The discount rate utilized in the analysis is commensurate with the risks involved.

     Considerable management judgment is necessary to estimate future cash flows and appropriate assumptions; and accordingly, actual results could vary significantly from such estimates. The use of different assumptions and judgments could result in a determination that an asset is not impaired. In that case, an impairment charge would not be recorded in our results of operations during the relevant period and future results of operations would continue to be reduced as a result of amortization of the long lived asset.

Accounting for Stock Based Compensation

     We account for stock-based compensation for employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and elect the disclosure-only alternative under SFAS No. 123, "Accounting for Stock-Based Compensation" and provide the enhanced disclosures as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Had we chosen to voluntarily change to a fair value based method of accounting for stock-based employee compensation, we would have recorded additional expense in our results of operations of $1.3 million in 2003, $1.1 million in 2002 and $5.5 million in 2001.

     The Financial Accounting Standards Board is currently considering a proposal that would require companies to change to a fair value based method of accounting for stock-based employee compensation. If the FASB requires such a change in accounting for stock-based employee compensation, we may be required to record the expense associated with the fair value of stock-based employee compensation in our results of operations in future periods.

     We are required in the preparation of the disclosures required under SFAS 148 to make estimates when ascribing a value to stock options granted during the year. These estimates include, but are not limited to, an estimate of the average time option grants will be outstanding before they are ultimately exercised and converted into common stock and an estimate of the future volatility in the market value of our common stock over that period in which the option grants are outstanding. These estimates are integral to the valuing of these option grants. Any changes in these estimates may have a material effect on the value we ascribe to these option grants. This would in turn affect the amortization used in the disclosures we make under SFAS 148, which could be material. Further, the rules governing accounting for option grants continue to evolve. Should we be required in future periods to include amortization of stock options, such amortization would have a material adverse effect on our results of operations.

Recently Issued Accounting Pronouncements

     In December 2003 the FASB issued Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. Switchboard will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. The adoption of FIN 46R did not have a material effect on Switchboard's financial position, results or operations or cash flows.

                              Results of Operations

     The following table presents consolidated statement of operations information, as well as consolidated statement of operations information stated as a percentage of total net revenue:

                                                                                                           Change
                                                                                          ---------------------------------------
                                    2001                 2002                2003             2001 to 2002          2002 to 2003
                             ------------------    ----------------    ---------------    -------------------     ----------------
                                        As a %              As a %             As a %
                                        of net              of net             of net
                              Amount    revenue    Amount   revenue    Amount  revenue      Amount       %        Amount     %
                             --------   -------    -------  -------    ------- -------    ---------   -------    -------  -------
Net revenue:
  Merchant network.......... $  6,209      66.9%   $10,327    87.9%    $13,428   88.4%    $  4,118     66.3%     $ 3,101    30.0%
  National banner and
   site sponsorship.........    3,069      33.1%     1,420    12.1%      1,764   11.6%      (1,649)   (53.7)%        344    24.2%
                             --------    ------    -------   -----     -------  -----     --------   -------     -------   -----
  Total net revenue.........    9,278     100.0%    11,747   100.0%     15,192  100.0%       2,469     26.6%       3,445    29.3%

Cost of revenue.............    3,518      37.9%     3,744    31.9%      2,925   19.3%         226      6.4%        (819)  (21.9)%
                             --------    ------    -------   -----     -------  -----     --------   -------     -------   -----
  Gross profit..............    5,760      62.1%     8,003    68.1%     12,267   80.7%       2,243     38.9%       4,264    53.3%

Sales and marketing.........   24,606     265.2%     4,683    39.9%      3,264   21.5%     (19,923)   (81.0)%     (1,419)  (30.3)%
Research and development....    6,702      72.2%     5,446    46.4%      4,263   28.1%      (1,256)   (18.7)%     (1,183)  (21.7)%
General and administrative..    4,181      45.1%     4,057    34.5%      3,335   22.0%        (124)    (3.0)%       (722)  (17.8)%
Amortization of goodwill,
 Intangibles and other
 assets.....................      719       7.7%         -       -           -      -         (719)  (100.0)%          -       -
Loss on Viacom transaction..   22,203     239.3%         -       -           -      -      (22,203)  (100.0)%          -       -
Special charges (credits)...   17,324     186.7%      (262)   (2.2)%       (35)  (0.2)%    (17,586)  (101.5)%        227   (86.6)%
                             --------    ------    -------   -----     -------  -----     --------   -------     -------   -----
  Total operating expenses..   75,735     816.3%    13,924   118.5%     10,827   71.3%     (61,811)   (81.6)%     (3,097)  (22.2)%
                             --------    ------    -------   -----     -------  -----     --------   -------     -------   -----

  Operating (loss) income...  (69,975)   (754.2)%   (5,921)  (50.4)%     1,440    9.5%      64,054     91.5%       7,361   124.3%

  Other income, net.........    3,221      34.7%     1,962    16.7%        676    4.4%      (1,259)   (39.1)%     (1,286)  (65.5)%
                             --------    ------    -------   -----     -------  -----     --------   -------     -------   -----
  (Loss) income before
    income taxes............  (66,754)   (719.5)%   (3,959)  (33.7)%     2,116   13.9%      62,795    (94.1)%      6,075   153.4%

  Provision for income
   taxes....................        -         -          -       -          42    0.3%           -        -           42     n/a
                             --------    ------    -------   -----     -------  -----     --------   -------     -------   -----
  Net loss (income)......... $(66,754)   (719.5)%  $(3,959)  (33.7)%   $ 2,074   13.7%    $ 62,795    (94.1)%    $ 6,033   152.4%
                             ========    ======    =======   =====     =======  =====     ========   =======     =======   =====

     Net revenue. The increase in net merchant network revenue in both 2003 and 2002 was due primarily to a reduction in amortization of consideration given to AOL as a result of the elimination of such amortization in August 2002 upon the amendment to the Directory Agreement with AOL. There was no amortization of consideration provided to AOL in 2003. Amortization of consideration given to AOL totaled $2.0 million and $4.0 million in 2002 and 2001, respectively. We do not expect to incur amortization of consideration given to AOL in the future during the remainder of the term of our current agreement. The increase in net merchant network revenue in 2003 was also attributable to an increase in of $2.1 million in licensing revenue from new and existing directory technology licensees exclusive of AOL. Offsetting these increases in 2003 was a decrease in gross revenue from AOL of $641,000. The decrease in revenue from AOL was due primarily to a decrease of $1.2 million in AOL licensing revenue which resulted primarily from a decrease in the rate by which we shared in directory advertisement revenue from AOL as a result of the achievement of pre-determined cumulative revenue milestone, as well as the effects of the October 2003 amendment to the Directory Agreement. The increase in 2002 as compared to 2001 was also attributable to increases in merchant licensing and other services revenues of $2.5 million from AOL as well as our other existing directory technology licensees, offset in part by a decrease of $488,000 in local merchant website hosting services.

     The increase in national banner and site sponsorship revenue in 2003 resulted primarily from the addition of new customers and an increase in revenue from existing customers. The increase in revenue from existing customers was due primarily to an increase in the rate charged to those existing customers and additional advertising placements on our site, as well as an increase in traffic to our website. We believe that our increased rates were possible in part due to the improvement in general demand for national banner and site sponsorship advertising during 2003. The decreases in national banner and site sponsorship revenue in 2002 resulted from a decrease in both the number of advertisers on the site, as well as the per impression fee charged to those customers. We attribute the 2002 decrease to a decline in general demand for national banner and site sponsorship on the Internet during 2002, as well as the overall state of the U.S. economy.

     In 2003, 2002 and 2001, AOL accounted for 41.2%, 41.8% and 0.3% of net revenue, respectively. In the year ended December 31, 2001, one customer accounted for 11.6% of net revenue. There was no revenue in 2003 or 2002 generated from barter transactions, in which we received promotion in exchange for promotion on our website. Revenue from barter transactions was 9.0% of net revenue in 2001.

     Cost of revenue. The decrease in cost of revenue in 2003 was primarily attributable to a decrease of $309,000 in the cost of third-party data, a decrease of $278,000 in website creation and hosting fees in connection with our merchant services programs and a decrease of $158,000 in data communications expense. These decreases in 2003 were offset in part by an increase of $149,000 in search engine database inclusion expense.

     In 2002, we incurred an increase of $349,000 in depreciation associated with additional equipment necessary to support our website and those of our directory technology licensees; an increase of $177,000 in the cost of third-party data; and an increase in revenue from lower margin merchant network services as compared to 2001. These increases were offset in part by a decrease of $286,000 in third-party website creation and hosting expenses associated with our merchant programs and a decrease of $216,000 in equipment related expenses incurred to support our directory and the directories of our licensees.

     Gross profit. The increase in gross profit dollars and percentage in 2003 was due primarily to an increase in net revenue being spread over lower costs of revenue. In 2003, we reduced our fixed costs of revenue by lowering our data communication expenditures and the cost of obtaining third party data. The increase in gross profit dollars and percentage in 2002 was primarily due to an increase in net revenue being spread over relatively fixed costs of revenue, offset in part by an increase in lower margin merchant network services revenue.

     Sales and marketing. The decrease in sales and marketing expense in 2003 was primarily due to a decrease of $591,000 in merchant program expenses and a $200,000 reduction of expense as a result of a payment from AOL for the final settlement of our prior agreement with AOL, which was terminated in March 1999. The decrease in 2003 was also due, to a lesser extent, to decreases of $163,000 in public relations expense and $156,000 in facilities expenses.

     The decrease in sales and marketing expense in 2002 as compared to 2001 was primarily related to the elimination of the non-cash advertising expense related to our former agreement with Viacom, which accounted for $9.7 million of our sales and marketing expense during 2001. The decrease in 2002 was also attributable to decreases of $6.1 million in other corporate marketing program expenses, $2.0 million in employee salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001, $913,000 in provisions for doubtful accounts and $770,000 in merchant program expenses.

     Research and development. The decrease in research and development expense in 2003 was due primarily to decreases of $456,000 in salaries and benefits, $251,000 in costs associated with leased facilities as a result of more favorable lease terms under our agreements with ePresence and $201,000 in consulting expense. The decrease in 2002 was due primarily to decreases of $631,000 in outside consulting, $302,000 in employee salaries and benefits, $163,000 in costs associated with leased facilities primarily as a result of the elimination of a leased facility in 2002 associated with our Envenue acquisition and $74,000 in recruiting expenses. These decreases in employee salaries and benefits in both 2003 and 2002 were primarily the result of decreases in the number of employees performing research and development activities.

     General and administrative. The decrease in general and administrative expense for 2003 was primarily due to the $663,000 we incurred in the 2002 period for professional services related to the amending of our Annual Report on

Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and the restatement of the financial statements included therein. The decrease in general and administrative expense in 2003 was also due, to a lesser extent, to a decrease of $124,000 in insurance expense and the reduction of expense of $107,000 due to our revised estimate of the liability required for potential damages resulting from a class action lawsuit filed against Switchboard and certain of our current and former officers. These decreases were offset in part by separation benefit expenses of $174,000 resulting the resignation of our Chief Executive Officer.

     The decrease in general and administrative expense in 2002 in comparison to 2001was primarily due to a decrease of $787,000 in salaries and benefits resulting primarily from actions taken during our corporate restructuring activities in the three months ended December 31, 2001 and a decrease of $261,000 in costs associated with leased facilities, offset in part by an increase of $824,000 in expenses for professional services incurred primarily as a result of amendments to our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and the restatement of the financial statements included therein.

     On October 23, 2003, we filed a Registration Statement on Form S-1 in connection with a proposed underwritten offering of our common stock. The offering was initiated by ePresence in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with its announced plan of liquidation. As of December 31, 2003, we had incurred $511,000 of costs associated with the offering. We recorded these deferred offering costs as a long-term asset on our balance sheet as of December 31, 2003. We expect to abandon this offering and record expense for these deferred offering costs in full, as well as any other costs associated with this offering subsequent to December 31, 2003, as a component of operating expenses in the three months ended March 31, 2004.

     Amortization of goodwill, intangibles and other assets. Amortization of goodwill, intangibles and other assets in 2001 consisted primarily of amortization of goodwill resulting from our acquisition of Envenue, which was written down to zero as of December 2001 as a result of an impairment analysis, and amortization expense associated with a software license, which was fully amortized as of December 2001.

     Loss on Viacom transaction. As a result of our October 2001 restructuring of our relationship with Viacom, we reported a one-time, non-cash accounting loss of $22.2 million in 2001 related to the termination of our advertising and promotion agreement with Viacom. We agreed to terminate our right to the placement of advertising on Viacom's CBS properties with an expected net present value of approximately $44.5 million in exchange for, primarily, the reconveyance by Viacom to us of approximately 7.5 million shares of our common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of our common stock and the reconveyance to us of the one outstanding share of our series E special voting preferred stock. The non-cash accounting loss of $22.2 million results from the difference between the net present value of our remaining advertising rights with Viacom, which were terminated, and the value of the shares of our common and preferred stock that were reconveyed and the warrants that were cancelled.

     Special (credits) charges. In 2003, we recorded the reversal of $35,000 in excess restructuring reserves. This reversal resulted from a revision of an estimate of termination benefits for which we had reserved as part of our 2001 special charges. It was determined in 2003 that the reserve for such benefits was no longer required. In 2002, we recorded the reversal of $262,000 in excess restructuring reserves as a special credit. This reversal resulted primarily from better than expected experience in the subleasing of idle office space for which we had reserved as part of our 2001 special charges.

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

     Included in the $15.6 million charge for the impairment of certain assets is an amount recorded for the impairment of the unamortized portion of the value of the common stock issued and amounts prepaid to AOL. We assessed the value of our assets related to our AOL Directory Agreement for impairment as revenues were lower at the end of the first year of the Directory Agreement than originally anticipated. Based upon an impairment analysis that indicated that the carrying amount of these assets would not be fully recovered through estimated undiscounted future operating cash flows, a charge of $11.7 million was recorded as an additional component of special charges during 2001. This impairment analysis was performed in September 2002 as part of our restatement of our Annual Report on Form 10-K for the year ended December 31, 2001. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

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

     Also included in the impairment charge for certain assets are amounts related to prepaid advertising expenses. As a result of our change in overall strategy from a destination site to a technology provider, we no longer considered this prepaid advertising to be complementary to our corporate strategy. Accordingly, we recorded $1.4 million for the impairment of these prepaid advertising assets.

     Of the total $1.3 million facilities and severance charge, which is net of the $35,000 and $262,000 special credits recorded in 2003 and 2002, respectively, $1.1 million is cash-related. We have a remaining liability of $10,000 on our balance sheet as of December 31, 2003 for the 2001 special charges related primarily to our remaining net lease obligations for a closed facility.

     Other income. The decrease in other income in 2003 was due primarily to a decrease of $1.1 million in interest income earned as a result of a decline in interest rates, as well as a decrease of $382,000 in realized gains on investments. These decreases in 2003 were offset in part by a decrease of $87,000 in interest expense primarily due to the repayment of all amounts due under our equipment financing in June 2003. The decrease in 2002 was due primarily to a decrease in interest income earned as a result of reduced funds available for investment and a decline in interest rates, and an increase of $95,000 in interest expense incurred primarily as a result of our financing of equipment purchases made during 2001 and 2002, offset in part by a loss on disposal of fixed assets in 2001.

     Income taxes. We did not have a significant tax provision in 2003.We are subject to federal and state minimum taxes. Accordingly, we recorded income tax expense of $42,000 in 2003. A portion of our net operating losses were created by the excess tax benefits associated with stock options and will be realized through increases to stockholders equity when utilized.

     We did not provide for income taxes in 2002 and 2001 due to significant pre-tax losses. We did not record a benefit for income taxes as we believe it is more likely than not that net operating losses and tax credits will not be fully utilized. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that we will not fully use some or all of the deferred tax assets. We believe that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation of $39,929,000 and $40,346,000 for December 31, 2003 and 2002, respectively, has been established for deferred tax assets.

     As of December 31, 2003, we had net operating loss carry-forwards for federal and state tax purposes of approximately $87,734,000 and $87,726,000, respectively. The federal and state net operating loss carry-forwards will begin to expire in 2012 and 2003, respectively. Ownership changes resulting from our issuance or sales of capital stock may limit the amount of net operating loss carry-forwards that can be utilized by us annually to offset future taxable income. In general, the annual usage of net operating loss carry-forwards is limited to a company's market value on the date of the change in control, multiplied by the federal long-term tax exempt rate. We believe that as a result of our secondary offering, such a limitation may occur. See "Factors Affecting Operating Results, Business Prospects and Market Price of Stock - Risks Resulting From Our Secondary Offering - Our net operating loss carry-forwards for federal and state tax purposes may be limited as a result of our secondary offering, which could increase our income tax expense and reduce our net income."

Liquidity and Capital Resources

     As of December 31, 2003, we had total cash and marketable securities of $55.9 million, consisting of $47.3 million of cash and cash equivalents, $6.6 million of short-term marketable securities, $2.0 million of long-term marketable securities and $36,000 of restricted cash. During 2003, cash and cash equivalents increased by $8.9 million, primarily due to cash provided by maturities and sales of marketable securities and restricted cash and cash provided by operations, offset in part by net cash used for financing activities. During 2002, cash increased by $34.2 million, primarily due to cash provided by investing activities of $39.1 million as we moved several of our investments to more liquid cash equivalents, offset in part by net cash used for operating activities of $4.9 million.

     Net cash provided by operating activities in 2003 was $3.1 million, primarily due to the following: net income of $2.1 million, non-cash income and expenses of depreciation and amortization of $1.2 million and amortization of unearned compensation of $146,000. The increase in cash was also due to an increase of $432,000 in accounts payable and a decrease of $151,000 in unbilled receivables. These increases were offset in part by an increase of $523,000 in other current assets and an increase of $511,000 in other assets.

     Net cash used for operating activities for 2002 was $4.9 million, primarily due to a net loss of $4.0 million, $2.0 million paid under the Directory Agreement with AOL, a decrease in accounts payable of $1.3 million and a decrease in accrued restructuring expense of $922,000, offset in part primarily by depreciation and amortization of $3.6 million.

     When we entered into our relationship with AOL, we had high expectations with respect to cash to be generated from the relationship which did not materialize. Accordingly, we amended our agreement with AOL several times, such that under its current terms, we are now generating positive cash flows from the relationship and have improved other aspects of our business such that we are now generating positive cash flows from operations overall.

     Net cash provided by investing activities in 2003 was $6.7 million, primarily due to $5.5 million in proceeds from sales of marketable securities and a decrease of $1.6 million in restricted cash, offset in part by purchases of marketable securities of $285,000.

     Net cash provided by investing activities for 2002 was $39.1 million. Investing activities for the period were primarily related to net sales of marketable securities of $40.7 million, purchases of property and equipment of $847,000 and an increase in restricted cash of $766,000.

     Net cash used in financing activities in 2003 was $854,000, primarily due to payments on notes payable of $2.2 million and a payment of $1.7 million related to the settlement of our litigation with the former stockholders of Envenue, Inc. ("Envenue"), offset in part by proceeds of $2.3 million from the issuance of stock and payments received from our former Chief Executive Officer on a note receivable for the issuance of common stock of $724,000.

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

     We may utilize cash resources to fund internal research and development activities, acquisitions, or investments in businesses, technologies, products or services that are strategic or complementary to our business. While we believe that our amended agreement with AOL will result in lower cash flow from

AOL as compared to recent historical periods, we do not expect that the modified revenue sharing arrangement with AOL will have a material effect on our liquidity going forward. Based on our current level of operations, we believe that cash generated from our operations, available cash and amounts available will adequately meet the needs of our capital expenditures and working capital needs for the foreseeable future.

     The following table summarizes our long-term contractual obligations as of December 31, 2003 (in thousands):

                                        Less Than 1 Year        1-3 Years       3-5 Years      5 Years         Total
                                        ----------------        ---------       ---------      -------         -----
Operating lease obligations (a)               $168                $ 63              $ -            $ -         $  231
Other long-term obligations (b)                425                 364                -              -            789
                                              ----                ----              ---            ---         ------
   Total                                      $593                $427              $ -            $ -         $1,020
                                              ====                ====              ===            ===         ======

(a) Excludes our operating lease for our principal administrative, sales and marketing, and research and development facility located in Westborough, Massachusetts, which we entered into on January 1, 2004. The lease term ends on September 30, 2005 and has an annual base rent of $210,000.

(b) Consists of scheduled payments under various third-party data licensing agreements.

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

                          RISKS RELATED TO OUR BUSINESS

IF THE DIRECTORY AGREEMENT WE ENTERED INTO WITH AMERICA ONLINE, INC., A SUBSIDIARY OF TIME WARNER INC. ("AOL") (THE "DIRECTORY AGREEMENT") IS TERMINATED PREMATURELY OR IS NOT RENEWED ON SUBSTANTIALLY SIMILAR OR FAVORABLE TERMS, IT WOULD CAUSE A MATERIAL REDUCTION IN OUR REVENUES AND NET INCOME.

     Even though we have extended the term of the Directory Agreement, the Directory Agreement may still be prematurely terminated due to a breach by either party. Further, we or AOL may elect not to renew the agreement upon its expiration. If the agreement is renewed, it may be renewed under terms that are materially different than those in place today. The termination or expiration of our Directory Agreement with AOL could cause us to incur losses from operations and drain our capital resources.

     As a result of the October 2003 amendment of our agreement with AOL, the revenue generated from our agreement with AOL decreased from $1.6 million in the third quarter of 2003 to $1.2 million for the fourth quarter of 2003. Depending on the amount of engineering services requested by AOL, we anticipate revenue in future quarters from AOL to be in the range of $1.0 million to $1.4 million per quarter. We expect future cash flows from AOL under the agreement to be approximately $1.2 million per quarter.

IF WE RENEW OUR DIRECTORY AGREEMENT WITH AOL, WE MAY HAVE TO ISSUE WARRANTS ALLOWING AOL TO PURCHASE SHARES OF OUR COMMON STOCK AT A PRICE BELOW THE CURRENT MARKET PRICE, WHICH COULD REDUCE OUR REVENUES AND NET INCOME.

     If we renew the Directory Agreement with AOL for at least an additional four years (through at least December 2009) after the initial term, we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32. The value of this potential warrant would be amortized as an offset to revenue over the term of the renewed Directory Agreement. Therefore, the issuance of such warrants will reduce our net income and cause dilution of the ownership of our existing shareholders.

WE HAVE A HISTORY OF INCURRING NET LOSSES, WE MAY INCUR NET LOSSES DURING FUTURE QUARTERS AND WE MAY NOT SUSTAIN OR IMPROVE OUR CURRENT FINANCIAL PERFORMANCE OR ACHIEVE PROFITABILITY AGAIN, CAUSING THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK TO POTENTIALLY BECOME WORTHLESS.

     We have incurred significant net losses in each fiscal quarter previous to the fiscal quarter ended March 31, 2003. From inception to December 31, 2003, we have an accumulated deficit totaling $106.7 million. Based on recent historical expense levels, we need to generate revenues in excess of $3.5 million each quarter to remain profitable. Although we recorded a profit in each of the fiscal quarters ending March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, we may not maintain profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will eventually be unable to continue our operations.

OUR QUARTERLY RESULTS OF OPERATIONS ARE LIKELY TO FLUCTUATE AND, AS A RESULT, WE MAY FAIL TO MEET THE EXPECTATIONS OF OUR INVESTORS AND SECURITIES ANALYSTS, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     Our quarterly revenue and results of operations are volatile and are particularly difficult to predict. Our quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly in the future. We do not believe that period-to-period comparisons of our results of operations are meaningful and you should not rely upon these comparisons as indicators of our future performance.

     In particular, our quarterly results of operations may fluctuate depending upon the amount of engineering services we provide to AOL. AOL has the right to carry forward up to 1,000 unused hours of engineering per quarter into the next quarter. Revenue associated with any such hours of engineering services carried forward would also be deferred until such time as the engineering services are delivered to AOL, or AOL's right to use those hours expires. As a result, our revenue, results of operations and cash flows from operating activities could fluctuate on a quarterly basis. As a result of this or other factors, results in any future quarter may be below the expectations of securities analysts or investors. If so, the market price of our common stock may decline significantly.

WE DEPEND ON STRATEGIC CUSTOMER AND SUPPLIER RELATIONSHIPS TO GROW OUR BUSINESS AND OUR BUSINESS MAY NOT GROW IF THE RELATIONSHIPS UPON WHICH WE DEPEND FAIL TO PRODUCE THE EXPECTED BENEFITS OR ARE TERMINATED.

     Our business depends upon our ability to maintain and benefit from our existing customer relationships, particularly those with our directory technology licensees. The success of our directory website depends in substantial part upon our ability to access a broad base of local merchants. The target merchant base is highly fragmented and local merchants are difficult to contact efficiently and cost-effectively. Consequently, we depend on relationships with licensees who license our directory technology to sell Internet yellow pages advertising to local merchants and provide them billing and other administrative services. The termination of any strategic relationship with a directory technology licensee could significantly impair our ability to attract potential local merchant customers.

     We have entered into strategic relationships with licensees of our technology and supplier relationships with third-party information providers. These parties may not perform their contractual obligations to us and, if they do not, we may not be able to require them to do so. Some of our strategic customer and supplier relationships may be terminated by either party on short notice.

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

IF WE CANNOT DEMONSTRATE THE VALUE OF OUR ADVERTISING PRODUCTS TO MERCHANTS, THOSE MERCHANT CUSTOMERS MAY STOP PURCHASING OUR ADVERTISING PRODUCTS, WHICH COULD REDUCE OUR REVENUE AND MATERIALLY REDUCE NET INCOME.

     We may be unable to demonstrate the value of our advertising products to merchants. Regardless of whether our merchant advertising products effectively produce leads, merchant and national advertisers may not know the source of the leads and may cancel their advertising. If local merchants cancel their advertising, our revenue could decline and we may need to incur additional expenditures to obtain new merchant and national advertisers, which would reduce our net income.

WE MAY ATTRACT FEWER ADVERTISERS AND CONSUMERS IF WE ARE NOT ABLE TO LICENSE ACCURATE DATABASE INFORMATION FROM THIRD-PARTY CONTENT PROVIDERS.

     We principally rely upon a single third-party source for our business and residential listings data, and a single third-party source for our mapping data. The loss of either of these sources or the inability of either of these sources to collect their data could significantly and adversely affect our ability to provide information to consumers. Although other sources of database information exist, we may not be able to integrate data from these sources into our database systems in a timely, cost-effective manner, or without a significant disruption to internal engineering resources. Other sources of data may not be offered on terms acceptable to us. Moreover, a consolidation by Internet-related businesses could reduce the number of content providers with which we could form relationships.

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

     The success of our business depends on the quality of our services and that quality is substantially dependent on the accuracy of data we license from third parties. Any failure to maintain accurate data could impair the reputation of our brand and our services, reduce the volume of users attracted to our website as well as the websites of our directory technology licensees and our merchant and national advertisers, and diminish the attractiveness of our service offerings to those licensees, merchant and national advertisers and content providers.

WE RELY ON A SMALL NUMBER OF COSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE.

     We derive a substantial portion of our net revenue from a small number of customers who license our technology and sell our products. During 2003, net revenue derived from our top ten customers accounted for approximately 68.2% of our total net revenue. Additionally, net revenue derived from AOL alone accounted for 41.2% of our total net revenue in 2003. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

OUR PAY FOR PERFORMANCE BASED ADVERTISING IS A NEW BUSINESS OFFERING, AND WE MAY BE UNABLE TO SUCCESSFULLY MARKET THIS SERVICE TO NEW AND EXISTING CUSTOMERS WHICH COULD IMPAIR OUR ABILITY TO MAINTAIN AND GROW OUR BUSINESS.

     We recently introduced our LocalClicks pay for performance advertising service. This is a new aspect of our business, and we do not have any significant prior experience in marketing or providing this type of advertising product. Our failure to successfully attract merchant and national advertisers to the LocalClicks product could impair our ability to maintain and grow our business.

WE INTEND TO EXPAND OUR DIRECT SALES INITIATIVES, WHICH IS A NEW MARKETING CHANNEL FOR US AND WILL REQUIRE INCREMENTAL INVESTMENT WHICH COULD INCREASE OUR COSTS AND DECREASE OUR NET REVENUE.

     Our sales strategy for LocalClicks and our other advertising products may include broad direct sales initiatives to local and national merchants. Historically, we have primarily relied on third parties to sell our advertising products. Expanding our direct sales channel would be a new aspect of our business. Increased expenses associated with direct sales could reduce our net income. We currently intend to spend an additional $2.5 million during 2004 to support direct sales. However, our level of spending in this area may increase or decrease depending on the success of this initiative, and as we become more experienced in managing a significant direct sales effort.

IF WE DO NOT INTRODUCE NEW OR ENHANCED OFFERINGS TO OUR DIRECTORY TECHNOLOGY LICENSEES AND OUR ADVERTISERS, WE MAY BE UNABLE TO ATTRACT AND RETAIN THOSE CUSTOMERS, WHICH WOULD SIGNIFICANTLY IMPEDE OUR ABILITY TO GENERATE REVENUE.

     We need to introduce new or enhanced products to attract and retain directory technology licensees and advertisers, and remain competitive. Our industry has been characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions embodying new technologies. These changes could render our technology, systems and website obsolete. If we do not periodically enhance our existing products and services, develop new technologies that address sophisticated and varied consumer needs, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis and address evolving customer preferences, our products and services may not be attractive to directory technology licensees and our advertisers, which would significantly impede our revenue growth. In addition, if any new product or service introduction, such as our LocalClicks pay for performance advertising product, is not favorably received, our reputation and our brand could be damaged. We may also experience difficulties that could delay or prevent us from introducing new products and services.

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

WE MAY HAVE TO RELOCATE OUR HOSTING FACILITY, AND OUR BUSINESS MAY SUFFER AS A RESULT.

     On June 4, 2003, Cable & Wireless PLC announced that it had decided to cease its United States operations. We currently use Cable & Wireless' Waltham, Massachusetts facility for the hosting of our website, as well as the web-hosted platforms we provide to our directory technology licensees. SAVVIS Communications Corporation has entered an agreement to acquire certain assets of Cable & Wireless's United States business, including the Waltham, Massachusetts facility, through a bankruptcy process. As of February 17, 2004, the United States assets of Cable & Wireless became controlled by SAVVIS. Final closing of the sale of these assets to SAVVIS requires regulatory approval and is scheduled to occur in March 2004. SAVVIS has indicated that they will provide continued uninterrupted service to all of Cable & Wireless' customers. We are unable to predict if this transaction will close. If this transaction does not close, we are unable to predict if Cable & Wireless will be able to find another acquirer for its United States operations. If Cable & Wireless is successful in finding another acquirer, we would be unable to predict if that eventual acquirer would continue to provide the same or similar services as Cable & Wireless presently offers to us. If we are unable to reach an agreement with the eventual purchaser or lessor of the facility, we will be required to find a new location from which to host our website as well as the web-hosted platforms we provide to our licensees. We may incur more expense at a new facility than we presently pay to Cable & Wireless. Further, such a transition to a new location may result in an interruption to our website or the web-hosted platforms of our directory technology licensees. Such an interruption could materially and negatively affect our ability to generate cash flows and interfere with our results of operations.

IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER AND FOUNDER, OR ARE NOT ABLE TO ATTRACT AND RETAIN HIGHLY SKILLED MANAGERIAL AND TECHNICAL PERSONNEL WITH INTERNET EXPERIENCE, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS MODEL SUCCESSFULLY, WHICH COULD HARM OUR ABILITY TO REMAIN COMPETITIVE IN THE MARKET OF INTERNET ADVERTISING.

     Our future success depends to a significant extent on the continued service of and effective working relationship with Dean Polnerow, our Chief Executive Officer and founder. Our business may suffer if we lose the services of Mr. Polnerow. Additionally, we believe that our management must be able to act decisively to apply and adapt our business model in the rapidly changing Internet markets in which we compete. We also rely upon our technical employees to develop and maintain much of the technology used to provide our products and services. Consequently, we believe that our success depends largely on our ability to attract and retain highly skilled managerial and technical personnel. If we are not able to hire or retain the necessary personnel to implement our business strategy, our competitiveness in the Internet search market will suffer.

WE MAY NOT BE ABLE TO DEDICATE THE SUBSTANTIAL RESOURCES REQUIRED TO EXPAND, MONITOR AND MAINTAIN OUR INTERNALLY DEVELOPED SYSTEMS WITHOUT CONTRACTING WITH AN OUTSIDE SUPPLIER AT SUBSTANTIAL EXPENSE.

     We will have to expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic on our website or our directory technology licensees' websites increases substantially. We could experience temporary capacity constraints that may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our inability to upgrade and expand as required could impair the reputation of our brand and our services, reduce the volume of users able to access our website, and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers. Because we developed these systems internally, we must either dedicate substantial internal resources to monitor, maintain and upgrade these systems or contract with an outside supplier for these services at substantial expense.

OUR INTERNALLY DEVELOPED SOFTWARE MAY CONTAIN UNDETECTED ERRORS, WHICH COULD LIMIT OUR ABILITY TO PROVIDE OUR PRODUCTS AND SERVICES AND DIMINISH THE ATTRACTIVENESS OF OUR SERVICE OFFERINGS.

     We use internally developed, custom software to provide our products and services. Some of our software, including the software used to administer our new pay for performance based advertising, is still being refined, and our software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our services and collect payments, impair the reputation of our brand and our services, reduce the volume of users who visit our website and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR TECHNOLOGY AND INFORMATION MAY BE USED BY OTHERS TO COMPETE AGAINST US.

     Our success depends both on our internally developed technology and our third party technology. We rely on a variety of trademarks, service marks and designs to promote brand name development and recognition. We also rely on a combination of contractual provisions, confidentiality procedures and patent, trademark, copyright, trade secrecy, unfair competition, and other intellectual property laws to protect the proprietary aspects of our products and services. These legal measures afford limited protection and may not prevent our competitors from gaining access to our intellectual property and proprietary information. In addition, courts may not uphold our intellectual property rights or enforce the contractual arrangements that we have entered into to protect our proprietary technology. Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure you that any pending patent application held by us will result in an issued patent, or that if patents are issued to us, such patents will provide meaningful protection against competitors or competitive technologies.

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

     Although acquisitions are not a central element of our current business strategy, we do, from time to time, pursue acquisitions. We have limited experience in acquiring businesses and have very limited experience in acquiring complementary technologies. In May 1998, we acquired MapsOnUs, and in November 2000, we acquired Envenue. In the future we may undertake additional acquisitions. As was the case with our Envenue acquisition, future acquisitions may have negative effects on our business. The Envenue acquisition failed to provide us with all of the financial and business-related benefits that we anticipated and, as a result, we suffered substantial financial expense and the diversion of our management team's time and attention. Acquisitions, in general, involve numerous risks, including:

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

                          RISKS RELATED TO THE INTERNET

IF THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING DOES NOT BECOME FULLY ESTABLISHED, OUR ADVERTISING REVENUE WILL SUFFER.

     Our business model is heavily dependent upon increasing our sales of local online advertising products to local merchants and national advertisers. The Internet advertising market is new and rapidly evolving, and cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising is uncertain. If Internet advertising fails to gain wide acceptance and to grow from year to year, our overall revenue will be affected. Similarly, if use of Internet yellow pages by consumers does not increase, Internet yellow pages advertising will not become more attractive to local merchant and national advertisers, and our yellow pages advertising revenue will suffer.

     Many of our directory technology licensees' current and potential local merchant and national advertisers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing.

     There are currently no generally accepted standards for the measurement of the effectiveness of Internet advertising. Standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. Our merchant customers may challenge or refuse to accept either our or third-party measurements of advertisement delivery.

     These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. In addition, there are some software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software could significantly undermine the commercial viability of Internet advertising. If the market for Internet advertising fails to develop or develops more slowly than we expect, our ability to expand our customer base and increase revenue will suffer.

IF WE CANNOT MAINTAIN OR GROW THE NUMBER OF CONSUMERS WHO USE OUR WEBSITE AND THE WEBSITES OF OUR LICENSEES, OUR REVENUE WILL DECLINE.

     The number of users of our website has grown significantly over the last two years, primarily through word of mouth referrals and through search engine database inclusion. In the three months ended December 31, 2003, approximately 34% of our revenue was directly dependent on the number of users of our website, including revenue from content-targeted advertising, performance based advertising and national banner and site sponsorship advertising. If the number of users of our website falls, our revenue will decline and could cause us to incur losses.

     If our directory technology licensees are unable to maintain or grow the number of consumers using their websites, it is likely that their ability to attract merchant and national advertisers will be impaired. This could result in us losing licensees or reducing our revenue from licensees, which would reduce our revenue and net income.

IF WE ARE SUED FOR CONTENT DISTRIBUTED THROUGH, OR LINKED TO BY, OUR WEBSITE OR THOSE OF OUR DIRECTORY TECHNOLOGY LICENSEES, WE MAY BE REQUIRED TO SPEND SUBSTANTIAL RESOURCES TO DEFEND OURSELVES AND COULD BE REQUIRED TO PAY MONETARY DAMAGES.

     We aggregate and distribute third-party data and other content over the Internet. In addition, third-party websites are accessible through our website or those of our directory technology licensees. As a result, we could be subject to legal claims for defamation, negligence, intellectual property infringement and product or service liability. Other claims may be based on errors or false or misleading information provided on or through our website or websites of our directory licensees. Other claims may be based on links to sexually explicit websites and sexually explicit advertisements. We may need to expend substantial resources to investigate and defend these claims, regardless of whether we successfully defend against them. While we carry general business insurance, the amount of coverage we maintain may not be adequate. In addition, implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our content to users.

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

WE MAY BE SUED FOR DISCLOSING TO THIRD PARTIES PERSONAL IDENTIFYING INFORMATION WITHOUT CONSENT, WHICH COULD HARM OUR RELATIONSHIP WITH BOTH OUR CUSTOMER ADVERTISERS AND OUR WEBSITE USERS AND MAY REQUIRE US TO PAY MONETARY DAMAGES.

     Individuals whose names, addresses and telephone numbers appear in our yellow pages and white pages directories have occasionally contacted us because their phone numbers and addresses were unlisted with the telephone company. While we have not received any formal legal claims from these individuals, we may receive claims in the future for which we may be liable. In addition, if we begin disclosing to third parties personal identifying information about our users without consent, we may face potential liability for invasion of privacy, which may require us to pay monetary damages. In addition to the financial harm any liability could cause, such circumstances may negatively impact our relationships with our customers and website users.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES, WHICH COULD FORCE US TO MODIFY OUR TECHNOLOGY OR BUSINESS PRACTICES AND INCREASE OUR COSTS.

     There are currently relatively few laws or regulations directly applicable to the Internet and even in areas where legislation has been enacted, laws governing the Internet remain largely unsettled. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and directory services. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

     Laws and regulations directly applicable to Internet communications, commerce and advertising are however, becoming more prevalent. The Digital Millennium Copyright Act is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or rights of others. Any failure by us to comply with FTC requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially decrease our revenues and negatively impact our business. Additionally, new laws and regulations may be adopted covering issues such as user privacy, pricing, content, taxation and quality of products and services. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media of communications, commerce and advertising. While we are not aware of any specific efforts to do so, various U.S. and foreign governments might attempt to regulate our transmissions or levy sales or other taxes relating to our activities.

IF WE CANNOT PROTECT OUR DOMAIN NAMES, OUR ABILITY TO SUCCESSFULLY BRAND SWITCHBOARD WILL BE IMPAIRED.

     We currently hold various Internet domain names, including Switchboard.com and MapsOnUs.com. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. This problem may be exacerbated by the length of time required to expand into any other country and the corresponding opportunity for others to acquire rights in relevant domain names. Furthermore, it is unclear the extent to which laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, which could impair our ability to generate revenue. We may not be able to successfully carry out our business strategy of establishing a strong brand for Switchboard if we cannot prevent others from using similar domain names or trademarks.

       RISKS RESULTING FROM OUR ANNOUNCED MERGER AGREEMENT WITH INFOSPACE

IF OUR ANNOUNCED ACQUISITION BY INFOSPACE IS NOT COMPLETED, OUR BUSINESS, REPUTATION AND STOCK PRICE MAY SUFFER

     On March 26, 2004 we announced a definitive agreement to be acquired by InfoSpace. The agreement contains customary conditions to closing, including the absence of material adverse changes to our business and the receipt of Switchboard and ePresence, Inc. shareholder, as well as regulatory, approvals. If the transaction is not consummated as a result of a failure of one of these conditions to be met, our customers, prospective customers and investors in general may view this failure as a poor reflection on our business or prospects. As a result, if the transaction is not consummated as anticipated, we may experience adverse results in our business and the market price for our common stock may fall. We intend to file a proxy statement in connection with the proposed acquisition of Switchboard by InfoSpace. Investors and security holders are urged to read these filings when they become available because they will contain important information and additional risk factors in connection with the proposed acquisition.

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

     All the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2003.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Report of Independent Auditors                                                                           40
Consolidated Balance Sheets as of December 31, 2003 and 2002                                             41
Consolidated Statements of Operations for each of the years in the three-year period                     42
    ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity for each of the years in the three-                      43
    year period ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for each of the years in the three-year period                     45
    ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements                                                               46

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Switchboard Incorporated

     We have audited the accompanying consolidated balance sheets of Switchboard Incorporated as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Switchboard Incorporated at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Boston, Massachusetts
January 27, 2004
except for Note T, as to which the date is March 26, 2004

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                December 31,
                                                                                       -----------------------------
                                                                                         2003                 2002
                                                                                       ---------            --------
Assets:
-------
Cash and cash equivalents...........................................................   $  47,265             $38,390
Marketable securities...............................................................       6,591               3,589
Restricted cash (Note F) ...........................................................          36               1,640
Accounts receivable, net of allowance of $144 and $350, respectively................       1,503               1,558
Other current assets................................................................         863                 490
                                                                                       ---------            --------
     Total current assets...........................................................      56,258              45,667

Marketable securities...............................................................       1,960              10,244
Property and equipment, net.........................................................         794               1,877
Deferred offering costs (Note G)....................................................         511                   -
                                                                                       ---------            --------
     Total assets...................................................................   $  59,523             $57,788
                                                                                       =========            ========

Liabilities and stockholders' equity:
-------------------------------------
Accounts payable....................................................................      $1,398                $966
Accrued expenses....................................................................       1,180               1,437
Deferred revenue....................................................................         603                 475
Payable related to acquisition......................................................           -               1,600
Note payable........................................................................           -               1,099
                                                                                       ---------            --------
     Total current liabilities......................................................       3,181               5,577

Note payable........................................................................           -               1,124
                                                                                       ---------            --------
     Total liabilities..............................................................       3,181               6,701

Commitments and contingencies (Note L) .............................................

Stockholders' equity:
---------------------
Preferred Stock, $0.01 par value per share; 4,999,999 shares authorized and
     undesignated, none issued and outstanding......................................           -                   -
Series E special voting preferred stock, $0.01 par value per share; one share
     authorized and designated. No shares issued and outstanding....................           -                   -
Common stock, $0.01 par value per share; authorized 85,000,000 shares.
     Issued 19,563,303 and 19,227,230 shares, respectively .........................         196                 192
Treasury stock, 386,302 shares at cost, ............................................      (1,255)             (1,255)
Additional paid-in capital..........................................................     164,053             162,437
Note and interest receivable for issuance of restricted common stock................           -              (1,520)
Unearned compensation...............................................................         (32)               (178)
Accumulated other comprehensive income..............................................          51                 156
Accumulated deficit.................................................................    (106,671)           (108,745)
                                                                                       ---------            --------
     Total stockholders' equity.....................................................      56,342              51,087
                                                                                       ---------            --------

Total liabilities and stockholders' equity..........................................   $  59,523            $ 57,788
                                                                                       =========            ========

                             See accompanying notes.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                           Years Ended December 31,
                                                                  ------------------------------------------
                                                                   2003             2002              2001
                                                                  -------          -------          --------
  Revenue......................................................   $15,192          $13,747          $ 13,326
  Consideration given to a customer............................         -           (2,000)           (4,048)
                                                                  -------          -------          --------
       Net revenue.............................................    15,192           11,747             9,278

  Cost of revenue..............................................     2,925            3,744             3,518
                                                                  -------          -------          --------

  Gross profit.................................................    12,267            8,003             5,760

   Operating expenses:
   -------------------
  Sales and marketing..........................................     3,264            4,683            24,606
  Research and development.....................................     4,263            5,446             6,702
  General and administrative...................................     3,335            4,057             4,181
  Amortization of goodwill, intangibles and other assets.......         -                -               719
  Loss on Viacom transaction...................................         -                -            22,203
  Special (credit) charges.....................................       (35)            (262)           17,324
                                                                  -------          -------          --------
       Total operating expenses................................    10,827           13,924            75,735
                                                                  -------          -------          --------

  Income (loss) from operations................................     1,440           (5,921)          (69,975)

   Other income (expense):
   -----------------------
  Interest income, net ........................................       766            1,712             3,426
  Realized (loss) gain on sales of marketable securities, net..        (1)             382                92
  Other-than-temporary unrealized loss on investment...........         -                -               (55)
  Other expense................................................       (89)            (132)             (242)
                                                                  -------          -------          --------
       Total other income......................................       676            1,962             3,221
                                                                  -------          -------          --------

  Income (loss) before income taxes............................     2,116           (3,959)          (66,754)

  Provision for income taxes...................................        42                -                 -
                                                                  -------          -------          --------

  Net income (loss)............................................   $ 2,074          $(3,959)         $(66,754)
                                                                  =======          =======          ========

  Net income (loss) per share:
    Basic                                                           $0.11           $(0.21)          $(2.83)
                                                                    =====           ======           ======
    Diluted                                                         $0.10           $(0.21)          $(2.83)
                                                                    =====           ======           ======

  Weighted average number of common shares:
    Basic                                                          18,803           18,515           23,590
    Diluted                                                        19,882           18,515           23,590

                             See accompanying notes.

                            SWITCHBOARD INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                    Series E Special
                                    Voting Preferred                        Treasury Stock
                                         Stock          Common Stock            at Cost
                                    ----------------- ------------------   ----------------
                                    Number              Number             Number             Additional
                                      of                  of                 of                Paid in      Note      Contribution
                                    Shares    Value     Shares    Value    Shares  Value       Capital   Receivable    Receivable
                                    ------   -------  ----------  ------   ------ --------    ---------- ----------   ------------
Balance, December 31, 2000.........    1       $ -    25,633,614   $256         -  $     -     $182,342    $     -      $(54,204)
Issuance of common stock under
  stock option and stock
  purchase plans...................    -         -       120,011      1         -        -          259          -             -
Expenses resulting from issuance
  of common stock and warrants
  related to third party
  agreements.......................    -         -             -      -         -        -         (110)         -             -
Unearned compensation associated
  with grant of below market stock
  options to an employee...........    -         -             -      -         -        -          436          -             -
Amortization of unearned
  compensation.....................    -         -             -      -         -        -            -          -             -
Restructuring of Viacom Inc.
  relationship.....................   (1)        -    (7,488,560)   (74)        -        -      (22,246)         -        44,524
Non-cash advertising and promotion
  expenses.........................    -         -             -      -         -        -            -          -         9,680
Change in net unrealized gain on
  investments......................    -         -             -      -         -        -            -          -             -
Net loss...........................    -         -             -      -         -        -            -          -             -

Comprehensive loss.................    -         -             -      -         -        -            -          -             -
                                      --       ---    ----------   ----   -------  -------     --------    -------      --------
Balance, December 31, 2001             -         -    18,265,065    183         -        -      160,681          -             -
Issuance of common stock under
  stock option and stock
  purchase plans...................    -         -       125,863      -         -        -          316          -             -
Issuance of common stock to
  officer under stock incentive
  plan.............................    -         -       450,000      5         -        -        1,444     (1,449)            -
Issuance of common stock under
  warrant agreement................    -         -       386,302      4         -        -           (4)         -             -
Repurchase of shares...............    -         -             -      -   386,302   (1,255)           -          -             -
Interest due under note receivable.    -         -             -      -         -        -            -        (71)            -
Amortization of unearned
  compensation.....................    -         -             -      -         -        -            -          -             -
Change in net unrealized gain on
  investments......................    -         -             -      -         -        -            -          -             -
Net loss...........................    -         -             -      -         -        -            -          -             -

Comprehensive loss.................    -         -             -      -         -        -            -          -             -
                                      --       ---    ----------   ----   -------  -------     --------    -------      --------
Balance, December 31, 2002             -         -    19,227,230    192   386,302   (1,255)     162,437     (1,520)            -
Issuance of common stock under
  stock option and stock purchase
  plans............................    -         -       561,073      6         -        -        2,339          -             -
Repurchase and retirement of
  unvested restricted common stock.    -         -      (225,000)    (2)        -        -         (723)       725             -
Interest due under note receivable.    -         -             -      -         -        -            -        (56)            -
Repayment of note receivable for
  issuance of common stock.........    -         -             -      -         -        -            -        851             -
Amortization of unearned
  compensation.....................    -         -             -      -         -        -            -          -             -
Change in net unrealized gain on
  investments......................    -         -             -      -         -        -            -          -             -
Net income.........................    -         -             -      -         -        -            -          -             -

Comprehensive income...............    -         -             -      -         -        -            -          -             -
                                      --       ---    ----------   ----   -------  -------     --------    -------      --------
Balance, December 31, 2003.........    -       $ -    19,563,303   $196   386,302  $(1,255)    $164,053    $     -      $      -
                                      ==       ===    ==========   ====   =======  =======     ========    =======      ========

                            SWITCHBOARD INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)
                                  (continued)

                                                   Accumulated                  Total
                                                     Other                   Stockholders'
                                       Unearned   Comprehensive  Accumulated    Equity
                                     Compensation    Income        Deficit     (Deficit)
                                     ------------ -------------  ----------- -------------
Balance, December 31, 2000.........     $   -         $ 368      $ (38,032)    $ 90,730
Issuance of common stock under
  stock option and stock
  purchase plans...................         -             -              -          260
Expenses resulting from issuance
  of common stock and warrants
  related to third party
  agreements.......................         -             -              -         (110)
Unearned compensation associated
  with grant of below market stock
  options to an employee...........      (436)            -              -            -
Amortization of unearned
  compensation.....................       102             -              -          102
Restructuring of Viacom Inc.
  relationship.....................         -             -              -       22,204
Non-cash advertising and promotion
  expenses.........................         -             -              -        9,680
Change in net unrealized gain on
  investments......................         -           555              -          555
Net loss...........................         -             -        (66,754)     (66,754)
                                                                                -------
Comprehensive loss.................         -             -              -      (66,199)
                                        -----         -----      ---------     --------
Balance, December 31, 2001.........      (334)          923       (104,786)      56,667
Issuance of common stock under
  stock option and stock purchase
  plans............................         -             -              -          316
Issuance of common stock to
  officer under stock incentive
  plan.............................         -             -              -            -
Issuance of common stock under
  warrant agreement................         -             -              -            -
Repurchase of shares...............         -             -              -       (1,255)
Interest due under note receivable.         -             -              -          (71)
Amortization of unearned
  compensation.....................       156             -              -          156
Change in net unrealized gain on
  investments......................         -          (767)             -         (767)
Net loss...........................         -             -         (3,959)      (3,959)
                                                                                -------
Comprehensive loss.................         -             -              -       (4,726)
                                        -----         -----      ---------     --------
Balance, December 31, 2002.........      (178)          156       (108,745)      51,087
Issuance of common stock under
  stock option and stock purchase
  plans............................         -              -             -        2,345
Repurchase and retirement of
  unvested restricted common stock.         -              -             -            -
Interest due under note receivable.         -              -             -          (56)
Repayment of note receivable for
  issuance of common stock.........         -              -             -          851
Amortization of unearned
  compensation.....................       146              -             -          146
Change in net unrealized gain on
  investments......................         -          (105)             -         (105)
Net income.........................         -              -         2,074        2,074
                                                                                -------
Comprehensive income...............         -              -             -        1,969
                                        -----         -----      ---------     --------
Balance, December 31, 2003.........     $ (32)           $51     $(106,671)    $ 56,342
                                        =====            ===     =========     ========

                             See accompanying notes.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Years Ended December 31,
                                                                                -------------------------------
                                                                                 2003       2002        2001
                                                                                -------    -------     --------
Cash flows from operating activities:
Net income (loss).............................................................  $ 2,074    $(3,959)    $(66,754)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization..........................................    1,213      1,551        2,649
       Amortization of unearned compensation..................................      146        156          102
       Gain on sale of marketable securities..................................        1       (414)           -
       Loss on disposal of property and equipment.............................        2          -          176
       Amortization of AOL assets.............................................        -      2,000        4,048
       Non-cash advertising and promotion expense.............................        -          -        9,680
       Loss on Viacom Inc. transaction........................................        -          -       22,203
       Special (credit) charges, non-cash portion.............................      (35)      (262)      16,955
       Other-than-temporary unrealized loss on available for sale investments.        -          6           55
       Expenses resulting from issuance of common stock and warrants related
          to third party agreements...........................................        -          -         (110)

     Changes in operating assets and liabilities:
       Accounts receivable....................................................       55         76        3,937
       Other current assets...................................................     (372)       763       (4,654)
       Other assets...........................................................     (511)        95        1,833
       Directory services agreement...........................................        -     (2,000)           -
       Accounts payable.......................................................      432     (1,313)         991
       Accrued expenses.......................................................     (118)      (325)      (1,266)
       Accrued restructuring..................................................       (7)      (922)       1,410
       Deferred revenue.......................................................      128       (286)        (751)
       Increase in accrued interest receivable................................       71        (71)           -
                                                                                -------    -------     --------
          Net cash provided by (used in) operating activities.................    3,079     (4,905)      (9,496)

Cash flows from investing activities:
    Purchases of property and equipment.......................................     (132)      (847)      (2,942)
    Decrease (increase) in restricted cash....................................    1,604       (766)        (874)
    Proceeds from sales (purchases )of marketable securities, net.............    5,178     40,687       (2,383)
                                                                                -------    -------     --------
         Net cash provided by (used in) investing activities..................    6,650     39,074       (6,199)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net..............................    2,345        316          260
     Proceeds from receipts on note receivable for issuance of common stock...      724          -            -
     Purchase of treasury stock...............................................        -     (1,255)           -
     Proceeds from issuance of note payable...................................        -      2,747            -
     Proceeds from sales-type leases..........................................        -          -        1,101
     Settlement of Envenue litigation.........................................   (1,700)         -            -
     Payments on capital leases and notes payable.............................   (2,223)    (1,799)        (226)
                                                                                -------    -------     --------
         Net cash (used in) provided by financing activities..................     (854)         9        1,135
                                                                                -------    -------     --------

Net increase (decrease) in cash and cash equivalents..........................    8,875     34,178      (14,560)

Cash and cash equivalents at beginning of year................................   38,390      4,212       18,772
                                                                                -------    -------     --------
Cash and cash equivalents at end of year......................................  $47,265    $38,390     $  4,212
                                                                                =======    =======     ========

Supplemental schedule of cash flow information:
   Interest paid..............................................................      $74       $161          $66
   Income taxes paid..........................................................      $13        $20          $ -
Supplemental statement of non-cash investing and financing activity:
   Repurchase and retirement of restricted stock and reduction of note
     receivable...............................................................     $725        $ -          $ -
   Benefit from disqualifying dispositions and employee exercises of
     non-qualified stock options..............................................      $42        $ -          $ -
   Note receivable from officer for issuance of common stock..................      $ -     $1,449          $ -
   Asset and liability related to AOL Directory Agreement.....................      $ -    $12,000          $ -
   Unrealized loss (gain) on investments......................................     $105       $767        $(555)

                             See accompanying notes.

                            SWITCHBOARD INCORPORATED
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

A. Nature of Business

     Switchboard Incorporated, a Delaware corporation ("Switchboard"), commenced operations in February 1996. From Switchboard's inception (February 19, 1996) until its initial public offering on March 7, 2000, Switchboard was a unit and later a subsidiary of ePresence Inc. ("ePresence"). As of December 31, 2003, ePresence beneficially owned approximately 51.1% of Switchboard's common stock. Switchboard is a provider of local online advertising products, enabled by its consumer-oriented online yellow and white pages directory technology.

     Switchboard generates revenue primarily from merchant and national advertisers that pay to advertise in the Switchboard-powered yellow pages directories of its licensees, as well as in its own directory website, www.switchboard.com. Switchboard licenses its yellow pages directory technology to Internet portals, traditional yellow pages publishers and newspaper publishers. Switchboard operates in one business segment as a provider of advertising solutions through its web-hosted directory technologies and customized yellow pages directory technology, and classifies its revenue into two categories, namely net merchant network revenue and national banner and site sponsorship revenue.

     Net merchant network revenue includes revenue from various licensing agreements with Switchboard's directory technology licensees and also includes engineering and other fees for services provided to support the directories and programs of Switchboard's licensees. In addition, net merchant network revenue includes revenue from running priority placement, local performance based, and content targeted advertising in the Switchboard.com yellow pages directory, and building and hosting websites for local merchant advertisers. During the years ended December 31, 2003, 2002 and 2001, net merchant network revenue comprised 88.4%, 87.9% and 66.9% of our net revenue, respectively.

     Switchboard also continues to generate revenue from the sale of national banner and site sponsorship advertising on white and yellow pages, as well as maps pages, across both www.switchboard.com and the websites of several directory technology licensees. During the years ended December 31, 2003, 2002 and 2001, 11.6%, 12.1% and 33.1% of Switchboard's net revenue, respectively, was derived from the sale of national banner and site sponsorship advertising.

     Switchboard is subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, acceptance and effectiveness of Internet advertising, dependence on principal products and third-party technology, new product development, new product introductions and other activities of competitors, dependence on key personnel, security and privacy issues, dependence on strategic customer and vendor relationships and limited operating history.

     Switchboard has experienced substantial net losses since its inception and, as of December 31, 2003, had an accumulated deficit of $106.7 million. Such losses and accumulated deficit resulted from Switchboard's lack of substantial revenue and significantly increased costs incurred in the development of Switchboard's products and services, in the preliminary establishment of Switchboard's infrastructure and in the development of Switchboard's brand. Switchboard expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. Switchboard believes that the funds currently available would be sufficient to fund operations for the foreseeable future.

B. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying financial statements, which are derived from both the independent books and records of Switchboard and its subsidiaries and the historical books and records of ePresence, include the assets, liabilities, revenues and expenses of Switchboard at historical cost. Intercompany accounts and transactions have been eliminated.

     These financial statements are intended to present management's estimates of the results of operations and financial condition of Switchboard as if it had operated as a stand-alone company since inception. Certain of the costs and expenses are management estimates of the cost of services provided by ePresence and its subsidiaries. As a result, the financial statements presented may not be indicative of the results that would have been achieved had Switchboard operated as a nonaffiliated entity.

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

Cash Equivalents and Marketable Securities

     Switchboard considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Those instruments with maturities as of the balance sheet date between three and twelve months are considered to be short-term marketable securities, and investments with maturities as of the balance sheet date of greater than one year are classified as long-term marketable securities. Cash equivalents and marketable securities are carried at market, and consist primarily of interest bearing deposits with major financial institutions.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), Switchboard classifies all of its marketable equity securities as available for sale securities. These securities are valued at fair value and consist primarily of U.S government securities, corporate and municipal issues and interest bearing deposits with major banks. Unrealized holdings gains and losses are reported as a component of accumulated other comprehensive income, a separate component of Stockholders' Equity. Other-than-temporary unrealized losses are reported as a component of other income (expense) within the Statement of Operations.

     In 2003, 2002 and 2001, purchases of marketable securities were $285,000, $12.8 million and $81.9 million, respectively. In 2003, 2002 and 2001, proceeds from sales and maturities of marketable securities were $5.5 million, $53.5 million and $79.5 million, respectively. In 2002, Switchboard recorded $57,000 in realized losses on marketable securities.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated asset lives:

    Computers, peripherals and servers..... 3 years
    Office equipment....................... 3-5 years
    Software............................... 3 years
    Furniture and fixtures................. 5 years

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

Goodwill and Intangibles

     Switchboard recorded amounts in excess of assets acquired pursuant to its acquisition of Envenue, Inc. ("Envenue") in November 2000 as goodwill. Pursuant to a distribution agreement Switchboard entered into with America Online, Inc. ("AOL", the "Directory Agreement"), Switchboard issued shares of its common stock to AOL. The value of these shares of common stock had been recorded as an intangible asset, and had been amortized on a straight-line basis over the life of the Directory Agreement. As of December 31, 2001, Switchboard evaluated the net realizable value of all of its assets related to AOL and Envenue as a result of lower than anticipated revenues in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and determined that both its assets related to AOL and Envenue had been impaired. As a result, Switchboard recorded a loss on impairment as a component of its special charge in 2001 (Notes E, F and Q).

Impairment of Long-Lived Assets

     In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets and Long-Lived Assets" ("SFAS 144"), Switchboard periodically evaluates its long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors including past operating results, budgets and economic projections, market trends and product development cycles. An impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than its carrying value. Switchboard believes that there has been no impairment of its long-lived assets as of December 31, 2003 and 2002.

Advertising Expense

     Advertising costs are expensed as incurred and totaled $34,000 and $15,430,000 in the years ended December 31, 2002 and 2001, respectively. In 2001, the costs included $9,680,000 of non-cash advertising received from Viacom Inc. (formerly CBS Corporation) (Note K).

Revenue Recognition

     Switchboard generates its revenue primarily from merchant advertising placements promoted in the Switchboard-powered directories of its licensees, as well as in its own directory website. Generally, revenue is recognized as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable. Switchboard believes that it is able to make reliable judgments regarding the creditworthiness of its customers based upon historical and current information available to Switchboard. There can be no assurances that Switchboard's payment experience with its customers will be consistent with past experience or that the financial condition of these customers will not decline in future periods, the result of which could be the failure to collect invoiced amounts. Some of these amounts could be material, resulting in an increase in Switchboard's provision for bad debts.

     Switchboard licenses its directory technology to its licensees. Licensees can enter into a development and licensing arrangement with Switchboard whereby Switchboard creates and/or modifies a private labeled web-hosted directory. Switchboard recognizes revenue under these agreements when evidence of an arrangement exists, the related fee is fixed or determinable, and collection of the fee is reasonably assured, in accordance with Staff Accounting Bulletin No. 101 ("SAB") and No. 104, "Revenue Recognition in Financial Statements" ("SAB Nos. 101 and 104"). Revenue received by Switchboard for such development and licensing arrangements is deferred until such time as the customer accepts the directory. Switchboard considers customer acceptance to occur at the time the directory is made accessible to the licensee for general use. After acceptance by the customer, revenue from such development and licensing agreements is recognized on a straight-line basis over the remaining life of the agreement. Once the web-hosted directory is operational, Switchboard may earn additional fees based on the number of merchants promoted within the directory. Per merchant license fees or additional engineering and other services fees are recognized as earned. Per merchant fees are considered earned in the period during which the merchant advertisement is displayed in our website and/or the website of our licensees. Additional engineering and other services fees are considered earned in the period during which the services were provided.

     Switchboard's most significant licensee is America Online, Inc. ("AOL"). Revenues recognized under Switchboard's agreement with AOL are recognized in accordance with SAB Nos. 101 and 104. Prior to October 2003, Switchboard received a share of directory advertisement revenue earned by AOL from the sales of advertisements on the yellow pages directory it provides to AOL, less an estimate for amounts deemed uncollectable by AOL. Switchboard recorded as merchant licensing revenue the net amount received from AOL in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF No. 99-19"), as it is earned. Switchboard considers this merchant licensing revenue earned during the period that AOL displays the advertisements sold to its customers in its yellow page directory. Switchboard also earns revenue from AOL through the provision of engineering and other services to AOL. Switchboard considers the delivery of engineering and other services to be a separate earnings process and recognizes revenue from engineering and other services in the period during which these services are delivered. Subsequent to October 2003, Switchboard receives an annual license fee. Switchboard bifurcates this amount between merchant and platform licensing fees and engineering services fees. Switchboard recognizes revenue from merchant and platform licensing fees as earned. Switchboard considers revenue from merchant and platform licensing earned as it provides AOL the yellow pages directory and displays AOL's advertisers in the Switchboard.com yellow pages. In addition, included as an offset to revenue is consideration given to AOL, for which the benefits of such consideration are not separately identifiable from the revenue obtained from AOL.

     Switchboard sells national and local advertisements in Switchboard.com through its direct sales force, as well as through third-parties. For these advertisements, Switchboard is generally paid a monthly fee based on the number of advertisements placed into www.switchboard.com. Switchboard recognizes this monthly fee as revenue as it is earned. Switchboard considers this fee earned during the period that they provide the advertising on www.switchboard.com.

     Deferred revenue is principally comprised of billings relating to advertising agreements and licensing fees received pursuant to advertising or services agreements in advance of revenue recognition. Unbilled receivables are principally comprised of revenues earned and recognized in advance of invoicing customers, resulting primarily from contractually defined billing schedules.

Cost of Revenue

     Switchboard's cost of revenue consists primarily of expenses paid to third parties under data licensing and website creation and hosting agreements, search engine database inclusion expenses and employee compensation expense associated with the delivery of additional engineering, as well as other direct expenses incurred to maintain the operations of Switchboard's website and the web-hosted platforms of its licensees. Expenses associated with data licensing are largely fixed in nature and are recorded as expense on a straight-line basis. Direct expenses incurred to maintain the operations of Switchboard's website and those of its licensees are recorded as expense as incurred. Website creation and hosting expenses and search engine database inclusion expenses are variable based upon the number of merchants receiving website services and the amount of search engine database inclusion purchased. Switchboard recognizes these expenses as the website creation and hosting expense and search engine database inclusion expenses are incurred. Employee compensation expense associated with the delivery of additional engineering is recorded as a cost of revenue in the period during which the additional engineering was performed.

Risks, Concentrations and Uncertainties

     Switchboard invests its cash and cash equivalents primarily in deposits, money market funds and investment grade securities with financial institutions. Switchboard has not experienced any material realized losses to date on its invested cash.

     A potential exposure to Switchboard is a concentration of credit risk in accounts receivable. Switchboard minimizes this risk by maintaining reserves for credit losses and, to date, such losses have been within management's expectations. These expectations are based on historical experience, analysis of information currently available to Switchboard with respect to its customer's financial position, as well as various other factors. As of December 31 2002, AOL accounted for 28.8% of accounts receivable. AOL accounted for 41.2% and 41.8% of net revenue for the years ended December 31, 2003 and 2002, respectively. One customer accounted for 11.6% of net revenue in the year ended December 31, 2001.

Income Taxes

     Switchboard accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss and tax credit carry-forwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments

     The carrying amounts of Switchboard's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and a note payable, approximate their fair values.

Accounting for Stock-Based Compensation

     Switchboard accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Switchboard's common stock at the date of grant. Switchboard has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") through disclosure only (Note N). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

     At December 31, 2003, Switchboard has three stock-based employee compensation plans as defined by SFAS 148, which are more fully described in Note N. Switchboard accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. The table below illustrates the effect on the net income (loss) if Switchboard had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Because options vest over several years and additional option grants are expected to be made in future years, the below pro-forma effects are not necessarily indicative of the pro-forma effects on future years.

                                                                             Years Ended December 31,
                                                                       ----------------------------------
                                                                        2003        2002           2001
                                                                       ------      -------       --------
Net income (loss) attributable to common stockholders as reported....  $2,074      $(3,959)      $(66,754)
Add:    Stock-based employee compensation expense included
          in reported net income (loss), net of related tax effects..     146          156            102
Add:    Adjustment for previously amortized expense associated with
          the unvested portion of options canceled in the period.....     304        2,557            892
Deduct: Total stock-based employee compensation expense
          determined under fair value based method for all
          awards, net of related tax effects.........................  (1,756)      (3,777)        (6,460)
                                                                       ------      -------       --------
Pro-forma net income (loss)..........................................  $  768      $(5,023)      $(72,220)
                                                                       ======      =======       ========

Pro forma net income (loss) per share:
   Basic.............................................................   $0.04       $(0.27)         $(3.06)
                                                                        =====       ======          ======
   Diluted...........................................................   $0.04       $(0.27)         $(3.06)
                                                                        =====       ======          ======

Weighted average number of common shares:
   Basic.............................................................  18,803       18,515         23,590
   Diluted...........................................................  19,882       18,515         23,590

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the following periods:

                                           Years Ended December 31,
                                     -----------------------------------
                                      2003         2002           2001
                                     -------      -------        -------
Dividend yield.....................       0%           0%             0%
Expected volatility................     122%         130%           130%
Average risk free interest rate....     2.9%         3.9%           4.3%
Expected lives.....................  4 years      4 years        4 years

     The weighted average grant date fair values using the Black-Scholes option pricing model were $5.19, $3.28 and $3.99 during the years ended December 31, 2003, 2002 and 2001, respectively.

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

     A reconciliation of basic and diluted weighted average shares outstanding is as follows (in thousands):

                                                             For the Years Ended December 31,
                                                          --------------------------------------
                                                           2003            2002            2001
                                                          ------          ------          ------
Basic weighted average shares outstanding...............  18,803          18,515          23,590
Effect of dilutive common stock equivalents.............   1,079               -               -
                                                          ------          ------          ------
Diluted weighted average shares outstanding.............  19,882          18,515          23,590
                                                          ======          ======          ======

     During the years ended December 31, 2003, 2002 and 2001, options to purchase 1,176,834, 3,566,603 and 4,206,080 shares of common stock, respectively, warrants for none, 918,468 and 918,468 shares of common stock, respectively, and restricted common stock of none, 300,000 and 746,260, respectively, were not included in the computation of diluted net income (loss) per share since their inclusion would be antidilutive.

Comprehensive Loss

     Switchboard adheres to SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in stockholders' equity during a period, except those resulting from investment by owners and distribution to owners, in comprehensive income in the period in which they are recognized.

Recent Accounting Pronouncements

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. Switchboard will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. The adoption of FIN 46R did not have a material effect on Switchboard's financial position, results or operations or cash flows.

C. Barter Transactions

     Switchboard had no barter transactions in the years ended December 31, 2003 and 2002. Switchboard had barter transactions totaling $836,000, or 9.0% of net revenue, for the year ended December 31, 2001 in which Switchboard received promotion in exchange for promotion on Switchboard's website or through direct e-mail distributions. Revenue from advertising barter has been valued based on similar cash transactions which occurred within six months prior to the date of the barter transaction in accordance with EITF Issue No. 99-17 "Accounting for Advertising Barter Transactions".

D. Property and Equipment

     Property and equipment consisted of the following:

                                                   December 31,
                                              ----------------------
                                               2003           2002
                                              -------        -------
                                                  (in thousands)
Computers, peripherals and servers.........   $ 4,225        $ 4,250
Office equipment...........................       204            236
Software...................................       880            882
Furniture and fixtures.....................         5              5
Leasehold improvements.....................       326            326
                                              -------        -------
                                                5,640          5,699
Accumulated depreciation...................    (4,846)        (3,822)
                                              -------        -------
  Total....................................   $   794        $ 1,877
                                              =======        =======

     Depreciation expense and amortization of leased assets for the years ended December 31, 2003, 2002 and 2001 was $1,213,000, $1,521,000 and $1,235,000,
respectively.

E. AOL

     In December 2000, Switchboard entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, April 2002, August 2002, November 2002 and October 2003, certain terms of the agreement were amended. Under the original four-year term of the amended Directory Agreement, Switchboard was to have shared with AOL specified directory advertisement revenue. In general, Switchboard received a majority of the first $12.0 million of such directory advertisement revenue, less any billable engineering revenue earned from AOL after June 30, 2002, and a lesser share of any additional directory advertisement revenue over and above the initial $12.0 million pursuant to the August 2002 amendment. Switchboard paid AOL and recorded an asset of $13.0 million at the signing of the original Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties ("AOL Roll-In") in January 2002, Switchboard recorded a second asset and a liability related to future payments of $13.0 million. In April 2002, Switchboard established an additional asset and liability of $1.0 million and paid $2.0 million upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, Switchboard was scheduled to make six additional quarterly payments of $2.0 million each, replacing the $13.0 million originally owed upon the AOL Roll-In.

     The August 2002 amendment, among other things, eliminated the $12.0 million in remaining additional payments established in the April 2002 amendment. AOL committed to pay Switchboard at least $2.0 million in consulting or service fees over the term of the agreement under a payment schedule which ended in September 2002, of which AOL paid all $2.0 million and Switchboard delivered all $2.0 million in services to AOL. In addition, Switchboard was required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. These 300 hours were provided to support the Directory Platform, from which we shared in directory revenue over the term of the amended agreement. Any engineering services provided by Switchboard in excess of 300 hours per month were charged to AOL on a time and materials basis. AOL typically exceeds these 300 hours each month. In 2003, 2002 and 2001, consulting and service fees totaled $2.0 million, $1.5 million and $1.9 million, respectively.

     The October 2003 amendment, among other things, extended the term of the agreement for an additional year until December 11, 2005, and provides that Switchboard will receive $4.8 million annually from AOL, payable in monthly increments of $400,000, in exchange for providing, maintaining and customizing the AOL yellow pages directory technology and inclusion of current AOL merchants in Switchboard's yellow pages directory. In addition, the amended agreement creates the opportunity for both parties to share in revenue generated from advertising products that combine both AOL's and Switchboard's consumer audience. The revenue sharing arrangement, based on a percentage of AOL merchant subscription revenue, that was previously in effect has been eliminated. AOL and Switchboard are now able to sell advertising products offering both local merchant and national advertisers access to the combined consumer audience of both AOL and Switchboard yellow pages. As part of the consideration for the $4.8 million annual fee, if requested by AOL, Switchboard is obligated to provide AOL with up to 3,000 hours of engineering services per fiscal quarter in order to customize and further AOL's directory platform. In addition, AOL may carry-over up to 1,000 of its unused engineering hours into the next quarter. At no time at the end of any fiscal quarter may the unused hours carried forward exceed 1,000 hours. Revenue attributable to any unused hours that are carried forward into the following fiscal quarter are valued using Switchboard's standard hourly rates for engineering services and deferred until the hours carried forward are either used or the right to use them expires. Switchboard bills AOL on a time and materials basis for any hours of engineering services in excess of the 3,000 hours per quarter and recognizes this revenue during the period in which the engineering services are delivered. The October 2003 amended agreement is subject to earlier termination upon the occurrence of specified events, including, without limitation (1) Switchboard being acquired by one of certain third parties, or (2) AOL acquiring one of certain third parties and AOL paying Switchboard a termination fee of $25.0 million.

     Subsequent to the October 2003 amendment to the AOL agreement, Switchboard has bifurcated the monthly fee received from AOL into a directory license fee and an engineering service fee in accordance with EITF No. 00-21, "Revenue Arrangement with Multiple Deliverables" ("EITF No. 00-21") and SAB 104. EITF 00-21 and SAB 104 allow for accounting for separate elements of contract if the elements qualify as separate accounting units, and if vendor specific evidence of fair value can be established for each element under the arrangement. If vendor specific evidence of fair value cannot be established for all elements under the arrangement, but can be established for the undelivered elements, value may be allocated to the delivered elements based on the residual method. Switchboard has established vendor specific evidence of fair value for the engineering services and has allocated remaining value to the license fees. Switchboard recognizes revenue for each element in accordance with SAB 101 and 104, when evidence of an arrangement exists, fees are fixed and determinable, services have been delivered and collectibility is assured.

     In connection with entering into the Directory Agreement, in December 2000, Switchboard issued to AOL 746,260 shares of its common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002. Switchboard valued these shares using the fair market value for its common stock at the time of issuance, recording an asset of $3.1 million in December 2000. Switchboard also agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If Switchboard renews the Directory Agreement with AOL for at least an additional four years after the initial amended five-year term, it is required to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32. Switchboard will record the value of this potential warrant when it is issuable.

     The $13.0 million paid and the value of the stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. In accordance with EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", Switchboard recorded the amortization of its AOL asset as an offset to merchant network revenue of $2.0 million and $4.0 million in 2002 and 2001, respectively. As of December 2001 and as part of the September 2002 restatement of Switchboard's Annual Report on Form 10-K for the year ended December 31, 2001, the remaining unamortized amounts were written down to zero as a result of an impairment analysis as of December 31, 2001 (Note Q). In 2002, Switchboard recorded amortization based upon the remaining net book value of its AOL assets established upon the AOL Roll-In and

April 2002 amendment on a straight-line basis over the remaining term of the amended agreement.

     As a result of the elimination in the August 2002 amendment of the remaining $12.0 million owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in 2002, offsetting amortization recorded in the period. Throughout the remaining initial term of the amended agreement, Switchboard will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. The following table illustrates the amounts provided to AOL and the associated amortization expense and impairment charge in each of the years ended December 31, 2000, 2001 and 2002 (in thousands).

                                                                Years ended December 31,
                                                          ----------------------------------
                                                           2000         2001          2002
                                                          -------      -------       -------
Net value of AOL related assets at beginning of period..  $     -      $15,771       $     -
Value of stock issued to AOL(a).........................    3,183            -             -
Cash paid to AOL(b).....................................   13,000            -         2,000
Amortization of AOL assets(c)...........................     (412)      (4,048)       (2,000)
Impairment of AOL assets(d).............................        -      (11,723)            -
                                                          -------      -------       -------
Net value of AOL related assets at end of period........  $15,771      $     -       $     -
                                                          =======      =======       =======

(a) Recorded as a component of other assets.
(b) Recorded as prepaid Directory Agreement.
(c) Recorded as consideration given to a customer.
(d) Recorded as a component of special charges.

     Revenue recognized from AOL, net of amortization of consideration given to AOL, was $6,265,000, or 41.2% of net revenue, $4,906,000, or 41.8% of net revenue, and $26,000 in 2003, 2002 and 2001, respectively. Net amounts due from AOL included in accounts receivable at December 31, 2002 were $549,000. There were no amounts due from AOL at December 31, 2003. As of December 31, 2003, AOL beneficially owned 7.8% of Switchboard's outstanding common stock.

F. Envenue Acquisition

     On November 24, 2000, Switchboard acquired Envenue, a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The transaction was accounted for as a purchase. The total purchase price included consideration of $2.0 million in cash, which was to be paid on or before May 24, 2002, and $38,000 in recorded value of stock options to purchase 10,200 shares of Switchboard's common stock issued to non-employees. Switchboard used the Black-Scholes option pricing model to determine the fair value of the options granted. Switchboard did not pay the $2.0 million on or before May 24, 2002, as it was involved in a contractual dispute with the previous owners of Envenue. In June 2002, Switchboard placed $2.0 million into an escrow account, which was to be held until the resolution of this dispute. In October 2002, Switchboard paid $410,000 out of the escrowed funds, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue. The remaining $1.6 million of the purchase price, which was non-interest bearing, was classified separately in the accompanying financial statements as of December 31, 2002. Switchboard recorded $1.6 million as restricted cash at December 31, 2002 related to the cash held in escrow. In June 2003, Switchboard paid the former owners of Envenue $1.7 million to settle all claims related to the acquisition of Envenue. As a result, Switchboard no longer has funds in escrow related to the matter.

     Switchboard recorded $2,285,000 of goodwill from the acquisition in 2000 and was amortizing this goodwill on a straight-line basis using an estimated useful life of 5 years. In December 2001, Switchboard exercised its rights under the acquisition agreement to substantially reduce the funding of its Envenue acquisition. Additionally, Switchboard evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result during the three months ending December 31, 2001, Switchboard recorded an impairment charge of $1,859,000 related to the Envenue goodwill. This impairment charge was recorded as a component of special charges within the Switchboard's statement of operations (Note Q).

G. Deferred Offering Costs

     On October 23, 2003, Switchboard filed a Registration Statement on Form S-1 in connection with a proposed underwritten offering of 8,815,171 shares of its common stock, plus an over-allotment option of 1,322,250 shares. Of the shares proposed to be sold, including the over-allotment option, 10,037,421 shares are proposed to be sold by ePresence, Inc. and certain other selling shareholders, and 100,000 are proposed to be sold by Switchboard. The offering is being initiated by ePresence in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with its announced plan of liquidation. At the completion of the offering, Switchboard anticipates that ePresence will continue to own 5.6% of Switchboard's shares. If the over-allotment option is exercised and the additional 1,322,250 shares are sold, ePresence will no longer own any shares of Switchboard. The sale of ePresence's entire holdings of Switchboard stock is subject to the approval of ePresence's shareholders. However, ePresence may sell up to approximately 5.4 million of its shares of Switchboard stock without shareholder approval.

     As of December 31, 2003, Switchboard had incurred $511,000 of costs associated with the offering, of which $15,000 was paid in 2003. Switchboard has classified these deferred offering costs as a long-term asset on its balance sheet as of December 31, 2003. Switchboard anticipates offsetting these costs with proceeds received from the offering.

H. Marketable Securities

     The following is a summary of investments at December 31, 2003 and 2002 (in thousands):

2003                                                                   Unrealized
----                                                              --------------------
                                          Amortized Cost          Gains          Losses         Estimated Fair Value
                                          --------------          -----          ------         --------------------
Short Term
----------
U.S. corporate debt securities...........     $  506               $ 7            $ -                  $  513
U.S. Government obligations..............      6,039                39              -                   6,078
                                              ------               ---            ---                  ------
  Total short term investments...........      6,545                46              -                   6,591

Long Term
---------
U.S. corporate debt securities..........         555                 5              -                     560
Municipal obligations...................       1,400                 -              -                   1,400
                                              ------               ---            ---                  ------
  Total long term investments...........       1,955                 5              -                   1,960
                                              ------               ---            ---                  ------
  Total investments.....................      $8,500               $51            $ -                  $8,551
                                              ======               ===            ===                  ======

2002                                                                   Unrealized
----                                                              ---------------------
                                          Amortized Cost          Gains          Losses         Estimated Fair Value
                                          --------------          -----          ------         --------------------
Short Term
----------
U.S. corporate debt securities..........     $ 1,540              $  7            $ -                 $ 1,547
U.S. Government obligations.............       2,032                10              -                   2,042
                                              ------              ----            ---                 -------
  Total short term investments..........       3,572                17              -                   3,589

Long Term
---------
U.S. corporate debt securities..........       2,548                42              -                   2,590
U.S. Government obligations.............       6,057                97              -                   6,154
Municipal obligations...................       1,500                 -              -                   1,500
                                              ------              ----            ---                 -------
  Total long term investments...........      10,105               139              -                  10,244
                                              ------              ----            ---                 -------
  Total investments.....................     $13,677              $156            $ -                 $13,833
                                             =======              ====            ===                 =======

     In August 1999, in connection with a Development, Access and License agreement with a third party, Switchboard was issued a warrant for 150,000 shares of common stock, with an exercise price of $9.19 per share. In September 2001 and March 2002, Switchboard assessed a decline in market value of the third party's publicly traded common stock and determined that the decline in value was other-than-temporary. As a result, Switchboard recorded as a component of other income and expense unrealized losses on investments of $6,000 and $55,000 in the years ended December 31, 2002 and 2001, respectively. In June 2002, the warrant expired.

     In June 2002, Switchboard entered into a loan and security agreement (the "SVB Financing Agreement") with Silicon Valley Bank ("SVB") (Note P). As a result of the conditions contained within the SVB Financing Agreement, Switchboard liquidated $35.7 million in marketable securities previously held at Fleet for transfer to SVB. This liquidation resulted in $402,000 in realized gains during 2002.

I. Accrued Expenses

     Accrued expenses consist of the following at:

                                  December 31,
                             ----------------------
                              2003            2002
                             ------          ------
                                 (in thousands)
Compensation..............   $  787          $  776
Professional services.....      196             260
Other.....................      197             401
                             ------          ------
Total.....................   $1,180          $1,437
                             ======          ======

J. Related Parties

     Under an agreement dated March 7, 2000, ePresence provided certain administrative, technical support and equipment maintenance services for Switchboard. Following the expiration of the March 2000 agreement, Switchboard and ePresence entered into a corporate services agreement dated March 7, 2002, under which ePresence provided Switchboard with telephone service and support only, for an amount of $75,000 per year. The March 2002 agreement included past services incurred since the March 7, 2001 expiration of the previous agreement, as well as telephone services through February 28, 2003. The March 2002 agreement expired in February 2003. Switchboard entered into a new agreement with ePresence dated March 1, 2003 to provide telephone service and support only from March 2003 through December 2003 for $62,500. As of both December 31, 2003 and 2002, Switchboard had accrued expenses of $6,000 related to these services. For these services Switchboard paid ePresence $75,000, $131,000 and $29,000 in 2003, 2002 and 2001, respectively.

     Switchboard leased the space it occupied in 2003 under a sublease it entered into in January 2003, which expired on December 31, 2003. Switchboard leased the space it occupied in 2002 and 2001 under a sublease entered into in January 2001, which expired on December 31, 2002. Under these subleases, Switchboard paid approximately $251,000, $475,000 and $488,000 to ePresence during 2003, 2002 and 2001, respectively, and had $19,000 and $43,000 accrued related to the lease as of December 31, 2003 and 2002, respectively. Previous to the January 2001 sublease agreement, Switchboard paid ePresence rent in an amount that was approximately equal to its pro rata share of ePresence's rent and occupancy costs. Switchboard's share of ePresence's rent and occupancy costs was $51,000 in 2001. In January 2004, Switchboard entered into a new lease agreement with ePresence to lease the space it occupies for a gross annual base rent of $210,000 per year, which expires on September 30, 2005. Minimum lease payments to ePresence are $210,000 and $157,000 in 2004 and 2005, respectively. Switchboard believes that the amounts paid to ePresence under its services agreements and subleases with ePresence are competitive with amounts Switchboard would have paid to outside third parties for the same or similar services and leased space.

     Certain directors of Switchboard hold positions as officers or directors of ePresence. The Chairman of the Board of Directors of Switchboard is also Chairman of the Board of Directors, President and Chief Executive Officer of ePresence. One director of Switchboard is Senior Vice President and Chief Financial Officer of ePresence. Another director of Switchboard is also a director of ePresence. In 2003, a total of $23,000 was paid in cash and options to purchase a total of 90,000 shares of Switchboard's common stock were granted to these directors for their services. In 2002 and 2001, no compensation was paid to these directors by Switchboard for their services other than option grants under Switchboard's equity incentive plans.

K. Restructuring of Viacom Relationship

     In 1999, Switchboard and Viacom Inc. ("Viacom", formerly CBS Corporation) consummated a number of agreements under which Viacom acquired a 35% equity stake in Switchboard, through the issuance of 7,468,560 shares of Switchboard's common stock and one share of Series E Special Voting Preferred Stock. In exchange, Switchboard received $5,000,000 in cash and the right to receive advertising and promotional value over a term of seven years, across the full range of CBS media properties, as well as those of its radio and outdoor subsidiary, Infinity Broadcasting Corporation. As part of the transactions, Viacom was also issued warrants to purchase up to an additional 1,066,937 shares of Switchboard's common stock at a per share exercise price of $1.00, which would have increased its ownership position in Switchboard to 40% at the time of the transaction. The number of shares of common stock and warrants issued to Viacom were subject to adjustment in the event of certain future issuances of securities by Switchboard.

     The Advertising and Promotion Agreement dated as of June 30, 1999 among Switchboard, ePresence and Viacom provided advertising with a future value of $95 million to Switchboard over a seven-year period, subject to one year renewals upon the mutual written agreement of Switchboard, ePresence and Viacom. The net present value of the advertising was recorded as a contribution receivable for the common stock issued. The contribution receivable was reduced as Switchboard utilized advertising based on the proportion of advertising provided to the total amount to be provided over the seven-year term.

     In August 2001, Switchboard entered into a restructuring agreement with Viacom and ePresence, under which, among other things, Switchboard agreed to terminate its right to the placement of advertising on Viacom's CBS properties with an expected net present value of approximately $44,524,000 in exchange for, primarily, the reconveyance by Viacom to Switchboard of 7,488,560 shares of Switchboard's common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of Switchboard's common stock and the reconveyance to Switchboard of the one outstanding share of Switchboard's series E special voting preferred stock. In addition, as part of the restructuring of Switchboard's relationship with Viacom, Switchboard's license to use specified CBS trademarks terminated on January 26, 2002.

     On October 26, 2001, Switchboard obtained approval for the restructuring agreement by its stockholders and closed the transactions contemplated by the restructuring agreement. At the closing, the two individuals who had been elected directors by Viacom pursuant to Viacom's rights as the holder of Switchboard's special voting preferred stock resigned as directors of Switchboard. Due to the reduction in the number of outstanding shares of Switchboard's stock associated with the closing, ePresence became Switchboard's majority stockholder, beneficially owning approximately 54% of Switchboard's outstanding stock on October 26, 2001.

     In connection with the termination of its advertising and promotion agreement with Viacom, Switchboard recorded a one-time, non-cash accounting loss of $22,203,000 in Switchboard's 2001 statement of operations. The non-cash accounting loss resulted from the difference between the net present value of Switchboard's remaining advertising rights with Viacom, which were terminated, and the value of the shares of Switchboard's common and preferred stock that were reconveyed and the warrants that were cancelled. Switchboard determined the value of the 7,488,560 shares of common stock reconveyed and one share of preferred stock cancelled to be $20,968,000 using the closing market price of Switchboard's common stock of $2.80 per share on October 26, 2001. Switchboard used the Black-Scholes warrant pricing model to determine a value of $1,352,544 attributable to the canceled warrants.

     Subsequently, on February 27, 2002, Viacom exercised its warrant pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of common stock. On March 12, 2002, Switchboard repurchased these 386,302 shares of common stock from Viacom at a price of $3.25 per share, for a total cost of $1.3 million. Switchboard recorded the value of these shares as treasury stock at cost.

L. Commitments and Contingencies

     Switchboard leases facilities and certain equipment under non-cancelable lease agreements which expire at various dates through March of 2005. Under these agreements, Switchboard is obligated to pay for utilities, taxes, insurance and maintenance. Excluding rent paid to ePresence (Note J), Switchboard recorded rent expense of $16,000, $17,000 and $357,000 in the years ended December 31, 2003, 2002 and 2001, respectively. Under various agreements, Switchboard paid rent of approximately $251,000, $475,000 and $539,000 in 2003, 2002 and 2001 to ePresence, respectively. In addition, Switchboard has entered into certain license agreements, under which Switchboard is required to pay minimum royalty payments through October 2005 based upon Switchboard's revenue.

     At December 31, 2003, future minimum lease payments under operating leases, excluding Switchboard's operating lease with ePresence, and license agreements with minimum terms exceeding one year are as follows (in thousands):

   2004.........................   $  593
   2005.........................      415
   2006.........................       12
   -----------------------------   ------
   Total future minimum payments   $1,020
                                   ======

     On November 21, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons and entities who purchased or otherwise acquired common stock of Switchboard from March 2, 2000 through December 6, 2000. The complaint named as defendants Switchboard, the managing underwriters of our initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Polnerow is our President and CEO, and Mr. Greenlaw and Mr. Jewett are former officers of Switchboard.

     An amended complaint was filed on April 20, 2002. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the defendants made material false and misleading statements in Switchboard's registration statement and prospectus filed with the SEC in connection with Switchboard's initial public offering because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in Switchboard's public offering and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Securities Exchange Act. The amended complaint seeks damages in an unspecified amount.

     In July 2002, Switchboard, Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs' claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. The plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued its decision on the defendants' motion to dismiss, granting in part and denying in part the motion as to Switchboard. In addition, in October 2002, Messrs. Greenlaw, Polnerow and Jewett were dismissed from this case without prejudice.

     In June 2003, the plaintiffs, the issuer defendants and their insurers agreed on the terms and conditions of a proposed settlement of this case. The terms and conditions of the proposed settlement have been widely reported in the press. Our special committee of the board of directors met twice during June 2003 to evaluate the proposed settlement. The committee was advised by outside counsel on the merits of the proposed settlement. The committee determined that the settlement was in the best interests of Switchboard and that we should accept the proposed settlement. There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval; however, based on this proposed settlement. In the third quarter of 2003, Switchboard was informed by outside counsel that all but two of the non-bankrupt issuers decided to accept the terms and conditions of the proposed settlement of this case. The two issuers who did not accept the proposal were in unique circumstances that do not apply to other issuers. We do not believe we will suffer material future losses related to this lawsuit.

     Switchboard is currently involved in other legal proceedings that are incidental to the conduct of its business, none of which it believes could reasonably be expected to have a materially adverse effect on Switchboard's financial condition.

M. Income Taxes

     In 2003, Switchboard did not have a significant tax provision. Switchboard is subject to certain state and federal minimum taxes. Switchboard has not provided for income taxes in each of the years ended December 31, 2002 and 2001 due to its significant pre-tax losses. Switchboard has not recorded a benefit for income taxes as Switchboard believes it is more likely than not that net operating losses and tax credits will not be fully utilized.

     A reconciliation of the federal statutory rate to the Company's effective tax rate in 2003 is as follows:

                                                                           Year ended       Year ended
                                                                          December 31,     December 31,
                                                                              2003            2002
                                                                          ------------     ------------
Income tax provision (benefit) at federal statutory rate...................    35.0 %          35.0 %
Minimum federal and state taxes............................................     2.0 %           5.5 %
Permanent items............................................................     0.3 %           0.1 %
Valuation allowance/other..................................................   (35.3)%         (40.6)%
                                                                              -----           -----
Provision for income taxes.................................................     2.0 %             - %
                                                                              =====           =====

     In assessing the realizability of deferred tax assets, Switchboard considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Switchboard believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation of $39,940,000 and $40,346,000 for December 31, 2003 and 2002,
respectively, has been established for deferred tax assets. The components of the net deferred tax assets (liabilities) and the related valuation allowance are as follows:

                                                    December 31,
                                          ------------------------------
                                              2003              2002
                                          ------------      ------------
     Deferred tax assets:
     Net operating loss carryforwards...  $ 36,503,000       $35,769,000
     AOL impairment and intangibles.....     1,040,000         1,187,000
     Other deferred tax assets..........     2,386,000         3,390,000
                                          ------------      ------------
                                            39,929,000        40,346,000
     Less valuation allowance...........   (39,929,000)      (40,346,000)
                                          ------------      ------------
     Net deferred tax assets............  $          -      $          -
                                          ============      ============

     As of December 31, 2003, Switchboard has net operating loss carryforwards for federal and state tax purposes of approximately $87,734,000 and $87,726,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2012 and 2003, respectively. A portion of the Company's net operating losses were created by the excess tax benefits associated with stock options and will be realized through increases to stockholders equity when utilized. Ownership changes resulting from Switchboard's issuance of capital stock may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

N. Stock Option Plans

     In November 2000, with its acquisition of Envenue, Switchboard adopted the 2000 Non-Statutory Stock Option Plan ("2000 Non-Statutory Plan"). A total of 446,000 shares of common stock have been reserved for issuance under the 2000 Non-Statutory Plan. As of December 31, 2003, options to purchase 201,908 shares were issued and outstanding under the 2000 Non-Statutory Plan.

     In October 1999, Switchboard adopted the 1999 Stock Incentive Plan (the "1999 Option Plan"). A total of 3,520,916 shares of common stock have been reserved for issuance under the 1999 Option Plan. As of December 31, 2003, options to purchase 1,804,328 shares were issued and outstanding under the 1999 Option Plan. The 1999 Option Plan also permits awards of restricted stock at a price determined by the Compensation Committee or the Board of Directors subject to Switchboard's right to repurchase such stock in specified circumstances prior to the expiration of a restricted period. In January 2002, Switchboard issued 450,000 shares of restricted common stock to Mr. Greenlaw, its former Chief Executive Officer, who was also a director of Switchboard, at fair market value (Note R). In September 2003, Mr. Greenlaw ceased to be an employee and resigned as a director. In connection with the separation of employment, Switchboard exercised its right to repurchase 225,000 unvested restricted shares from Mr. Greenlaw. These 225,000 repurchased shares were returned to the 1999 Option Plan.

     Switchboard also has the 1996 Stock Incentive Plan (the "1996 Option Plan"), which provides for the issuance of options to purchase 1,216,800 shares of Switchboard's common stock. As of December 31, 2003, options to purchase 1,216,800 shares were issued and outstanding under the 1996 Option Plan.

     Generally, options under the 1996, 1999 and 2000 Option Plans vest over four years and have a maximum term of ten years. All options are fully exercisable upon the date of grant into shares of restricted stock, for which the restrictions laps over in accordance with the vesting under the original stock option grant. A summary of the status of Switchboard's stock plans as of December 31, 2003, 2002 and 2001 and the changes during the years ending on those dates is presented below.

                                                                       Weighted Average
                                                           Shares       Exercise Price
                                                         ----------    ----------------
Outstanding and exercisable at December 31, 2000.......   3,526,080         $6.50
Granted................................................   1,359,000          4.16
Exercised..............................................     (73,700)         1.00
Canceled...............................................    (605,300)         5.76
                                                         ----------          ----
Outstanding and exercisable at December 31, 2001.......   4,206,080          5.95
Granted................................................   1,193,365          3.51
Exercised..............................................    (538,056)         3.15
Canceled...............................................  (1,294,786)         8.15
                                                         ----------          ----
Outstanding and exercisable at December 31, 2002.......   3,566,603          4.74
Granted................................................     281,000          6.09
Exercised..............................................    (505,354)         4.39
Canceled...............................................    (119,213)         5.63
                                                         ----------          ----
Outstanding and exercisable at December 31, 2003.......   3,223,036         $4.88
                                                         ==========         =====

     As of December 31, 2003, 1,716,588 shares and 186,856 shares were available for grant under the 1999 Option Plan and the 2000 Non-Statutory Plan, respectively. There were no shares available for grant under the 1996 Option Plan.

     The following table summarizes information about the stock options at December 31, 2003:

                                             Options Outstanding               Options Vested and Exercisable
                                    ------------------------------------    -----------------------------------
                                    Weighted Average
      Range of           Number        Remaining        Weighted Average     Number Vested     Weighted Average
  Exercise Prices    Outstanding    Contractual Life     Exercise Price     and Exercisable     Exercise Price
  ---------------    -----------    ----------------    ----------------    ---------------    ----------------
  $1.00 - $2.53        913,500            4.94               $1.51              768,500             $1.42
  $2.63 - $5.00        734,502            7.98               $3.54              301,598             $3.48
  $5.07 - $7.00        765,856            7.98               $5.91              472,540             $5.53
  $7.50 - $11.00       809,178            5.76               $8.93              793,138             $8.90

     In June 2001, Switchboard issued to a director and officer of Switchboard options to purchase 150,000 shares of its common stock under the 1999 Option Plan at a price below market value. Switchboard recorded $437,000 in value resulting from the difference between the market value on the date of grant of $3.91 per share and the $1.00 per share exercise price as unearned compensation as a component of Stockholders' Equity. Switchboard is amortizing this amount over the two-year and nine-month vesting period. In 2003, 2002 and 2001, Switchboard recognized $146,000, $156,000 and $102,000 of amortization expense, respectively.

     In 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 shares of Switchboard's common stock have been reserved for issuance to eligible employees under the Purchase Plan. Under the Purchase Plan, Switchboard is authorized to make a series of offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. As of December 31, 2003, 150,428 shares of common stock were issued under the Purchase Plan.

O. Capital Lease

     In March 2001, Switchboard entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation ("FCC") under which Switchboard was able to lease up to $3.0 million of equipment. Under the agreement, Switchboard was to have leased computer equipment over a three-year period ending on June

28, 2004. At December 31, 2001, Switchboard had utilized approximately $1.1 million of this lease facility. The agreement had an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, Switchboard was required to maintain on deposit with Fleet a compensating balance, restricted as to use, in an amount equal to the principal outstanding under the lease. Switchboard had accounted for the transaction as a capital lease.

     In May 2002, Switchboard paid $794,000 to FCC to terminate its lease obligations with FCC through an early buy-out. The $794,000 was comprised of $764,000 in outstanding principal under the lease and $30,000 in expenses associated with the early termination. In exchange for the amount paid, Switchboard assumed all right and title to the assets leased under the facility. Additionally, Switchboard's requirement to maintain a compensating balance with Fleet was eliminated.

P. Notes Payable and Line of Credit

     In June 2002, Switchboard entered into a loan and security agreement (the "SVB Financing Agreement") with Silicon Valley Bank ("SVB"), under which Switchboard was able to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrued interest at a rate equal to prime plus 0.25%, and were to have been repaid monthly over a 30-month period. Switchboard had utilized $2.7 million of this facility through borrowings that occurred in June 2002 and September 2002. Switchboard recorded a note payable to SVB on its balance sheet totaling $2.2 million for the equipment financed as of December 31, 2002, of which $1.1 million was classified as a current liability. The SVB Financing Agreement also provided for a $1.0 million revolving line of credit at an interest rate equal to prime. Switchboard did not borrow any amounts under the revolving line of credit. Switchboard's ability to borrow additional amounts under the SVB Financing Agreement expired on May 30, 2003 after Switchboard chose not to renew the agreement. In May 2003, Switchboard paid SVB $1.8 million in satisfaction of its outstanding borrowings under the loan facility.

Q. Special Credits and Charges

     In 2003, Switchboard recorded the reversal of $35,000 of excess restructuring reserves as a special credit. The 2003 reversal resulted primarily from a change in estimate with respect to a compensation amount for a terminated employee that had been provided for as part of the Company's 2001 special charges. In 2002, Switchboard recorded the reversal of $262,000 in excess restructuring reserves as a special credit. The 2002 reversal resulted primarily from better than expected results in the subleasing of idle office space which Switchboard had reserved for as part of its 2002 special charges. Under a non-cancelable sublease, Switchboard received $156,000 and $72,000 in 2003 and 2002, and anticipates receiving $132,000 and $60,000 in 2004 and 2005, respectively.

     In December 2001, Switchboard recorded net pre-tax special charges of approximately $17.3 million, comprised primarily of $15.6 million for the impairment of certain assets, $1.0 million for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of Switchboard's workforce. The restructuring resulted in 21 employee separations.

     Included in the $15.6 million impairment charge for certain assets is $11.7 million recorded for the impairment of the unamortized portion of the value of the common stock issued and amounts prepaid to AOL. Switchboard assessed the value of its assets related to its AOL Directory Agreement for impairment as it had a current period operating loss combined with a history of operating losses with respect to its AOL relationship and revenues were lower at the end of the first year of the Directory Agreement than originally anticipated and Switchboard had incurred a current period and historical operating loss with respect to its AOL business. This analysis was performed as part of Switchboard's restatement of its financial statements for the year ended December 31, 2001, which occurred in September 2002. However, in performing this impairment analysis, Switchboard was unable to utilize the more favorable financial terms of the April 2002 and August 2002 amendments as they had occurred subsequent to the date Switchboard had filed its original Annual Report on Form 10-K for the year ended December 31, 2001 (March 2002). The financial terms of the April 2002 and August 2002 amendments were developments that occurred subsequent to the March 2002 filing and, in accordance with existing accounting standards, could not be considered. If Switchboard had been able to utilize the more favorable financial terms resulting from the April 2002 and August 2002 amendments, its AOL assets may have been considered to be fully recoverable.

     Switchboard's impairment analysis, utilizing the estimated cash flow approach, included certain revenue and expense assumptions through December 2004, the expiration date of the Directory Agreement. Switchboard assumed annual revenue growth rates of 77%, 135% and 85% under the agreement in 2002, 2003 and 2004, respectively. Switchboard's expense assumptions included contractually fixed payments of $39.0 million; a total of $4.8 million of value associated with two additional contractual stock issuances to AOL of 746,260 shares each, which were to have occurred in December 2002 and 2003; and an estimate of other costs and expenses Switchboard would incur to support the relationship with AOL. Switchboard's analysis indicated that the AOL assets were impaired due to the fact that the projected future cash flows from AOL over the remainder of the term of the agreement were insufficient to support the value of the AOL related assets. Switchboard then measured impairment by performing an analysis of the discounted future cash flows under the Directory Agreement using a discount factor of 20% per year. This discounted cash flow analysis indicated that the AOL related assets were fully impaired as of December 31, 2001. Accordingly, a charge of $11.7 million was recorded as an additional component of special charges during 2001.

     In December 2001, Switchboard exercised its rights under the Envenue acquisition agreement to substantially reduce the funding of Envenue. Switchboard evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result, in 2001 Switchboard recorded as a component of the $15.6 million impairment charge, $1.9 million related to the Envenue goodwill. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

     Also included in the impairment charge for certain assets are amounts related to prepaid advertising expenses. As a result of Switchboard's change in overall strategy from a destination site to a technology provider, Switchboard no longer considered this prepaid advertising to be complementary to its corporate strategy. Accordingly, Switchboard recorded $1.4 million for the impairment of these prepaid advertising assets.

     Of the total $1.3 million facilities and severance charge, which is net of the $35,000 and $262,000 special credits recorded in 2003 and 2002, approximately $1.1 million was cash related. Switchboard has a remaining liability of $10,000 on its balance sheet as of December 31, 2003 relating to the special charges.

R. Note Receivable for the Issuance of Restricted Common Stock

     In January 2002, Switchboard recorded a note receivable from Mr. Greenlaw, its Chief Executive Officer, who was also a member of its Board of Directors, for approximately $1.4 million arising from the financing of a purchase of 450,000 shares of its common stock as restricted stock by Mr. Greenlaw. As of December 31, 2002, 300,000 of such shares were unvested and restricted from transfer. On each of January 4, 2003, 2004, 2005 and 2006, 75,000 of these restricted shares were to have vested, respectively. The note bore interest at a rate of 4.875%, which was deemed to be fair market value, compounding annually and was 100% recourse as to principal and interest. The note was payable upon the earlier of the occurrence of the sale of all or part of the shares by the issuer of the note, or January 4, 2008. During 2003 and 2002, Switchboard recorded $56,000 and $71,000 in interest income resulting from this note receivable. At December 31, 2002, Switchboard had recorded $1.5 million in principal and interest as a note receivable classified within stockholders' equity.

     Mr. Greenlaw ceased to be an employee and resigned as a director effective September 2, 2003. In connection with Mr. Greenlaw's separation of employment, Switchboard recorded, as a component of general and administrative expense, certain separation expenses of $174,000 in 2003 in accordance with Mr. Greenlaw's employment agreement. At the time Mr. Greenlaw ceased to be affiliated with Switchboard, 225,000 of the original 450,000 shares granted were vested. In September 2003, Switchboard exercised its right to repurchase the remaining 225,000 unvested shares for $725,000, resulting in a corresponding reduction in the outstanding note of $725,000. In accordance with the terms of the note, Mr. Greenlaw repaid the note payable and all accrued interest outstanding to Switchboard in full through payments totaling $851,000. The final payment was received in November 2003.

S. Condensed Quarterly Results of Operations (unaudited)

     In thousands except per share data:

2003 Quarters Ended                                     Mar 31,   Jun 30,    Sep 30,    Dec 31,
--------------------                                    -------   -------    -------    -------
    Revenue...........................................   $3,341    $3,974     $4,108      $3,769
    Net revenue.......................................   $3,341    $3,974     $4,108      $3,769
    Gross profit......................................   $2,634    $3,160     $3,446      $3,027
    Operating (loss) profit...........................    $(126)     $367       $609        $590
    Net income........................................      $56      $527       $762        $729
    Basic net income per share........................       $-     $0.03      $0.04       $0.04
    Diluted net income per share......................       $-     $0.03      $0.04       $0.04

2002 Quarters Ended                                     Mar 31,   Jun 30,    Sep 30,    Dec 31,
--------------------                                    -------   -------    -------    -------
    Revenue...........................................   $4,023    $3,014     $3,325      $3,385
    Net revenue.......................................   $2,920    $2,068     $3,374      $3,385
    Gross profit......................................   $2,002      $956     $2,423      $2,622
    Operating loss....................................  $(1,637)  $(2,229)   $(1,688)      $(367)
    Net loss attributable to common stockholders......  $(1,042)  $(1,355)   $(1,382)      $(180)
    Basic and diluted net loss per share..............   $(0.06)   $(0.07)    $(0.07)     $(0.01)

T. Subsequent Event

     On March 26, 2004, Switchboard announced a definitive agreement to be acquired by InfoSpace, Inc. ("InfoSpace"). In connection with the transaction, all of the outstanding shares of Switchboard will be converted into a right to receive $7.75 per share in cash, without interest, and Switchboard will become a wholly-owned subsidiary of InfoSpace. The completion of the transaction is subject to several conditions, including shareholder and regulatory approval.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to Switchboard, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption, "Executive Officers of the Registrant." The remaining information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the caption, "Proposal 1 Election of Directors," and is incorporated in this Annual Report on Form 10-K by reference.

     The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated in this Annual Report on Form 10-K by reference.

     By the date of our 2004 Annual Meeting of Stockholders, we will adopt a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect to post the text of our Code of Business Conduct and Ethics in the "About Switchboard-Investor" section of our website, www.switchboard.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 10 of Form 8-K.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the captions, "Executive Compensation" and "Director Compensation," and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the captions, "Security Ownership of Certain Beneficial Owners and Management," and is incorporated in this Annual Report on Form 10-K by reference.

     The information required to be disclosed by this Item pursuant to Items 201(d) of Regulation S-K is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the caption, "Executive Compensation--Equity Compensation Plan Information," and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the caption, "Executive Compensation--Employment, Change of Control and Severance Arrangements" and "Certain Relationships and Related Transactions," and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the caption, "Proposal 2 Ratification of the Appointment of Independent Auditors--Independent Auditors' Fees and Other Matters," and is incorporated in this Annual Report on Form 10-K by reference.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

     * Consolidated Balance Sheets as of December 31, 2003 and 2002.
     * Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.
     * Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001.
     * Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.
     * Notes to Consolidated Financial Statements.
     * Report of Independent Auditors for the years ended December 31, 2003, 2002 and 2001.
     * Selected Financial Data for the years ended, and at, December 31, 2003, 2002, 2001, 2000 and 1999.

2. Financial Statement Schedules:

     * Schedule II--Valuation and Qualifying Accounts.

     We have omitted schedules other than the one listed above since they are either not required, not applicable or the information is otherwise included.

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

(b) Reports on Form 8-K.

     On October 16, 2003, Switchboard filed a Current Report on Form 8-K dated October 15, 2003, reporting under Item 5 (Other Events and Regulation FD Disclosure) that it had amended and restated its Directory and Local Advertising Platform Services Agreement dated December 11, 2000, as amended, with America Online, Inc.

     On October 16, 2003, Switchboard furnished a Current Report on Form 8-K dated October 16, 2003, reporting under Item 12 (Results of Operations and Financial Condition) that it had issued a press release announcing that it had amended and restated its Directory and Local Advertising Platform Services Agreement dated December 11, 2000, as amended, with America Online, Inc.

     On October 23, 2003, Switchboard furnished a Current Report on Form 8-K dated October 23, 2003, reporting under Item 12 (Results of Operations and Financial Condition) containing a copy of Switchboard's earnings release for the quarter ended September 30, 2003

     On October 23, 2003, Switchboard filed a Current Report on Form 8-K dated October 23, 2003, reporting under Item 5 (Other Events and Regulation FD Disclosure) that it had issued a press release announcing its intention to file with the Securities and Exchange Commission a registration statement on Form S-1 covering the offering of shares of its common stock.

     On December 11, 2003, Switchboard filed a Current Report on Form 8-K dated December 10, 2003, reporting under Item 5 (Other Events and Regulation FD Disclosure) that it had issued a press release announcing that Michael A. Ruffolo had joined Switchboard's board of directors.

                                   SCHEDULE II

                            SWITCHBOARD INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (in thousands)


                                           Balance at     Additions Charged
                                           Beginning         to Costs and                       Balance at End
Description                                of Period           Expenses         Deductions        of Period
-----------                                ----------     -----------------     ----------      --------------
Year Ended December 31, 2003

  Reserve for doubtful accounts
     and sales allowances...............      $350                $138              $344             $144

Year Ended December 31, 2002:

  Reserve for doubtful accounts
     and sales allowances...............      $500                $216              $366             $350

Year Ended December 31, 2001:

  Reserve for doubtful accounts.........      $402                $923              $825             $500

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004                      SWITCHBOARD INCORPORATED

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

      Name                                         Title                                   Date
      ----                                         -----                                   ----

/s/Dean Polnerow                 Chief Executive Officer, President and Director       March 29, 2004
----------------                 (Principal Executive Officer)
Dean Polnerow


/s/Robert P. Orlando             Vice President and Chief Financial Officer            March 29, 2004
--------------------             (Principal Financial Officer and Principal
Robert P. Orlando                Accounting Officer)


/s/William P. Ferry              Chairman of the Board of Directors                    March 29, 2004
-------------------
William P. Ferry


/s/Stephen J. Killeen            Director                                              March 29, 2004
---------------------
Stephen J. Killeen


/s/Michael A. Ruffolo            Director                                              March 29, 2004
---------------------
Michael A. Ruffolo


/s/Richard M. Spaulding          Director                                              March 29, 2004
-----------------------
Richard M. Spaulding


/s/David N. Strohm               Director                                              March 29, 2004
------------------
David N. Strohm

/s/Robert M. Wadsworth           Director                                              March 29, 2004
----------------------
Robert M. Wadsworth

                                  EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------

3.1(1)      Restated Certificate of Incorporation
3.2(2)      Amended and Restated By-Laws
4.1(2)      Specimen Stock Certificate for shares of Common Stock, par value
            $.01 per share(1)
10.1(3)     Registration Rights Agreement, by and between Switchboard and
            America Online, dated as of December 11, 2000
10.2(4)     Registration Rights Agreement, by and between Switchboard and Banyan
            Worldwide, dated as of March 7, 2000
10.3(2)*    1996 Stock Incentive Plan, as amended, including forms of stock option agreement for incentive and nonstatutory stock options.
10.4(1)*    1999 Stock Incentive Plan, as amended, including forms of stock option agreement for incentive and nonstatutory stock options
10.5(2)*    1999 Employee Stock Purchase Plan
10.6(5)*    2000 Nonstatutory Stock Option Plan
10.7(2)     Amended and Restated Registration Rights Agreement by and between
            Switchboard Incorporated and Banyan Worldwide, dated May 3, 1999.
10.8(2)     Amended and Restated Registration Rights Agreement, as amended, by and among Switchboard Incorporated, America Online, Inc., Digital
            City Inc. and Banyan Worldwide, dated February 20, 1998.
10.9(2)*    Employment Agreement between Switchboard Incorporated and Douglas J.
            Greenlaw, dated October 8, 1999.
10.10(2)*   Employment Agreement between Switchboard Incorporated and Dean
            Polnerow, dated December 1, 1999.
10.11(2)*   Employment Agreement between Switchboard Incorporated and James M.
            Canon, dated December 31, 1999.
10.12(2)*   Non-Statutory Stock Option Agreement Granted Under 1999 Stock
            Incentive Plan between Switchboard Incorporated and Douglas J.
            Greenlaw, dated October 13, 1999.
10.13(2)*   Non-statutory Stock Option Agreement between Switchboard
            Incorporated and Douglas J. Greenlaw, dated October 13, 1999.
10.14(2)*   Incentive Stock Option Agreement between Switchboard Incorporated and Dean Polnerow, dated October 13, 1999.
10.15(2)*   Incentive Stock Option Agreement between Switchboard Incorporated and James M. Canon, dated October 13, 1999.
10.16(2)*   Non-Statutory Stock Option Agreement between Switchboard
            Incorporated and William P. Ferry, dated September 14, 1999.
10.17(2)*   Non-Statutory Stock Option Agreement between Switchboard
            Incorporated and William P. Ferry, dated October 18, 1999.
10.18(2)*   Non-Statutory Stock Option Agreement between Switchboard
            Incorporated and Richard M. Spaulding, dated September 14, 1999.
10.19(2)*   Non-Statutory Stock Option Agreement between Switchboard
            Incorporated and David N. Strohm, dated September 14, 1999.
10.20(2)*   Non-Statutory Stock Option Agreement between Switchboard
            Incorporated and Robert M. Wadsworth, dated September 14, 1999.
10.21(3)*   Incentive Stock Option Agreement between Switchboard Incorporated and Kevin Lawler, dated May 24, 2000.
10.22(6)    Stock Purchase Agreement dated as of November 24, 2000, among
            Switchboard Incorporated, Envenue, Inc. and the Stockholders of
            Envenue, Inc.
10.22(3)*   Employment Agreement between Switchboard Incorporated and Kevin P.
            Lawler, dated May 9, 2000.
10.23(7)*   Employment Agreement between Robert Orlando and Switchboard
            Incorporated, dated September 20, 2001.
10.24(8)*   Restricted Stock Agreement Granted Under 1999 Stock Incentive Plan
            between Douglas J. Greenlaw and Switchboard Incorporated dated
            January 4, 2002.
10.25(8)*   Secured promissory note between Douglas J. Greenlaw and Switchboard
            Incorporated dated January 4, 2002.
10.26(8)*   Collateral Assignment and Pledge Agreement between Douglas J.
            Greenlaw and Switchboard Incorporated dated January 4, 2002.

10.27(8)*   Consent to the cancellation of options granted on October 13, 1999 by Douglas J. Greenlaw on January 4, 2002.
10.28(8)*   Agreement of Amendment, Severance, and Mutual Release between John
            Jewett and Switchboard Incorporated dated February 26, 2002.
10.29(3)+   Directory and Local Advertising Platform Services Agreement dated as of December 11, 2000 between Switchboard Incorporated and America
            Online, Inc.
10.30(3)    Common Stock and Warrant Purchase Agreement dated as of December 11,
            2000 between Switchboard Incorporated and America Online, Inc.
10.31(3)    Form of Common Stock Purchase Warrant which may be issued to America
            Online, Inc. pursuant to the Common Stock and Warrant Agreement dated as of December 11, 2000 between Switchboard Incorporated and
            America Online, Inc.
10.32(8)    First Amendment dated November 16, 2001 to the Directory and Local
            Advertising Platform Services Agreement between Switchboard
            Incorporated and America Online, Inc. dated December 11, 2000.
10.33(8)+   Second Amendment dated April 25, 2002 to the Directory and Local
            Advertising Platform Services Agreement between Switchboard
            Incorporated and America Online, Inc. dated December 11, 2000.
10.34(9)+   Third Amendment dated August 21, 2002 to Directory and Local
            Advertising Platform Services Agreement between America Online, Inc.
            and Switchboard Incorporated dated December 11, 2000.
10.35(2)    Financial Reporting Agreement among Switchboard Incorporated, Banyan
            Worldwide and CBS Corporation, dated as of January 28, 2000.
10.36(8)    Termination Agreement between MediaMap, Inc. and Switchboard
            Incorporated dated January 30, 2002.
10.37(8)    Services Agreement dated March 7, 2002 between Switchboard
            Incorporated and ePresence Inc.
10.38(5)    Sublease between ePresence, Inc. and Switchboard Incorporated, dated as of January 1, 2003.
10.39(5)    Services Agreement dated March 1, 2003 between Switchboard
            Incorporated and ePresence, Inc.
10.40(5)    Master Services Agreement between Cable & Wireless Internet Services
            Inc. and Switchboard Incorporated dated May 13, 2002.
10.41(5)+   Order Form between Cable & Wireless Internet Services Inc. and
            Switchboard Incorporated dated May 22, 2002.
10.42(9)    Loan and Security Agreement between Silicon Valley Bank and
            Switchboard Incorporated dated May 31, 2002.
10.43(5)+   Data Products License Agreement by and between Switchboard
            Incorporated and Acxiom Corporation, dated December 15, 2002.
10.44(5)+   General Provisions Agreement by and between Switchboard Incorporated and TeleAtlas North America, Inc., dated February 19, 2003.
10.45(5)+   Internet Provider License by and between Switchboard Incorporated and TeleAtlas North America, Inc., dated February 21, 2003.
10.46(10)++ Amended and Restated Directory and Local Advertising Platform
            Services Agreement by and between Switchboard Incorporated and
            America Online, Inc., dated October 15, 2003
10.47(11)*  Separation Agreement and Mutual release by and between Switchboard
            Incorporated and Douglas Greenlaw, dated August 21, 2003.
10.48(12)*  Employment Agreement, by and between Switchboard Incorporated and
            James Carrington, dated December 3, 2003.
10.49(13)   Offer Letter between Switchboard Incorporated and Michael Ruffolo, dated November 20, 2003.
10.50(13)*  Non-Qualified Stock Option Agreement between Switchboard
            Incorporated and Michael Ruffolo, dated December 10, 2003.
10.51(13)   Sublease between ePresence, Inc. and Switchboard Incorporated, dated
            January 1, 2004.
10.52*      Offer Letter between Switchboard Incorporated and Stephen Killeen, dated January 27, 2004.
10.53*      Non-Qualified Stock Option Agreement between Switchboard
            Incorporated and Stephen Killeen, dated January 28, 2004.
21.1        Subsidiaries of Switchboard Incorporated
23.1        Consent of Ernst & Young LLP, Independent Auditors
31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
            and President
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1        Section 1350 Certification of Chief Executive Officer and President
32.2        Section 1350 Certification of Chief Financial Officer

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-78871) filed with the Securities and Exchange Commission on March 29, 2002, as amended.
(2) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-90013) as declared effective by the Securities and Exchange Commission on March 1, 2000.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-28871) filed with the Securities and Exchange Commission on April 2, 2001.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28871) filed with the Securities and Exchange Commission on May 15, 2000.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-28871) filed with the Securities and Exchange Commission on March 28, 2003.
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-28871) filed with the Securities and Exchange Commission on February 7, 2001.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28871) filed with the Securities and Exchange Commission on November 14, 2001.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-78871) filed with the Securities and Exchange Commission on May 9, 2002.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-78871) filed with the Securities and Exchange Commission on September 20, 2002.
(10) Incorporated by reference to the Registrant's Amendment No. 1 to Current Report on Form 8-K (File No. 000-28871) filed with the Securities and Exchange Commission on March 15, 2004.
(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-78871) filed with the Securities and Exchange Commission on November 14, 2003.
(12) Incorporated by reference to the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-109911) filed with the Securities and Exchange Commission on December 19, 2003.
(13) Incorporated by reference to the Registrant's Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109911) filed with the Securities and Exchange Commission on January 26, 2004.
+ Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
++ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.