Form 10-K/A
period 2003-12-31
SWITCHBOARD INC
filed 2004-04-09
CIK 1085223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                        Commission file number 000-28871

                            SWITCHBOARD INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                               04-3321134
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

                       120 FLANDERS ROAD
                  WESTBOROUGH, MASSACHUSETTS               01581
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

     As of June 30, 2003, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $31,353,000 (reference is made to Part II, Item 5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for the statement of assumptions upon which this calculation is based). The registrant has no shares of non-voting common stock authorized or outstanding.

     On March 5, 2004, there were 19,203,941 shares of the registrant's common stock outstanding.


                           FORWARD LOOKING STATEMENTS

     This Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical fact, included in this Report regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future successful or unsuccessful acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results, Business Prospects and Market Price of Stock" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004. The forward-looking statements provided by us in this Reportrepresent our estimates as of the date this report is filed with the SEC. We anticipate that subsequent events and developments will cause our estimates to change. However, while we may elect to update our forward-looking statements in the future we specifically disclaim any obligation to do so. Our forward-looking statements should not be relied upon as representing our estimates as of any date subsequent to the date this report is filed with the SEC.


                                 WEBSITE ADDRESS

     Our website address is www.switchboard.com. References herein to www.switchboard.com, switchboard.com, any variations of the foregoing, www.sec.gov or any other uniform resource locator, or URL, are inactive textual references only. The information on our website or at any other URL is not incorporated by reference herein and should not be considered to be a part of this document. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through the website's investor information page.

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

                                EXPLANATORY NOTE

     Switchboard Incorporated is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 29, 2004, for the purpose of amending and restating in its entirety Part III of such Annual Report on Form 10-K, as set forth below. This Amendment No. 1 on Form 10K/A does not change our previously reported financial statements and other financial disclosures.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

     We have a classified board of directors consisting of two class I directors, two class II directors and three class III directors. The class I, class II and class III directors serve until the annual meeting of stockholders to be held in 2004, 2005 and 2006, respectively, and until their respective successors are elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

     For each member of our board of directors there follows information given by each concerning his principal occupation and business experience for at least the past five years, the names of other public reporting companies of which he serves as a director and his age and length of service as one of our directors. There are no family relationships among any of our directors and executive officers.

                               Terms Expiring 2004

     William P. Ferry, 51, has served as a director since 1997 and as our Chairman of the Board of Directors since 1998. Mr. Ferry has served as President, Chief Executive Officer and Chairman of the Board of Directors of ePresence Inc. (formerly Banyan Worldwide), a provider of security and identity management solutions which owned 51.0% of Switchboard's common stock as of March 31, 2004. From 1990 to 1997, Mr. Ferry served in various capacities, most recently as President, Services Division, at Wang Laboratories, Inc., an information technology service provider.

     Robert M. Wadsworth, 43, has served as a director since September 1999. Mr. Wadsworth is a Managing Director of HarbourVest Partners, LLC, a venture capital management company. He joined Hancock Venture Partners, the predecessor of HarbourVest Partners, in 1986. Mr. Wadsworth is a general partner of several private equity funds managed by HarbourVest Partners. Mr. Wadsworth has been a director of ePresence since 1998. He is also a director of Concord Communications, Inc., Network Engines, Inc., Outsourcing Services Group, Trintech Group plc and several private companies.

                               Terms Expiring 2005

     Richard M. Spaulding, 44, has served as a director since 1996. Mr. Spaulding is Senior Vice President and Chief Financial Officer of ePresence, where he has served in various capacities since 1990. From 1985 to 1990, Mr.

Spaulding held several financial management positions with C.R. Bard, Inc. and previous to these positions, served as an auditor for Arthur Andersen, LLP. Mr. Spaulding also serves as a director of several private organizations.

     David N. Strohm, 56, has served as a director since February 1998. Mr. Strohm is a private venture capital investor who has been affiliated with Greylock Partners, a venture capital group, since 1980, and serves as a general partner of several funds managed by Greylock. Mr. Strohm served as a director of ePresence from its inception in 1983 until November 1999. He is also a director of Doubleclick Inc., EMC Corp., Internet Security Systems, Inc., and several private technology companies.

                               Terms Expiring 2006

     Stephen J. Killeen, 41, became a director in January 2004. Mr. Killeen has served as the President and Chief Executive Officer of Worldwinner.com, Inc., an Internet gaming company, since 2002. Prior to that, Mr. Killeen served as President of Terra Lycos U.S. from 2001 to 2002, where he led all areas of Lycos and Terra.com, an Internet portal company, and served as a director for Sympatico Lycos, a joint venture with Bell Canada and Lycos Europe. From 2000 to 2001, Mr. Killeen was President and Director of Marketing Services Group, Inc., a provider of integrated marketing solutions, and Chairman of that company's Internet Group. From 1999 to 2000, Mr. Killeen was President and Chief Executive Officer of Raging Bull, an online financial message board company. Before leading Raging Bull, Mr. Killeen was Senior Vice President at Fidelity Investments, in its discount brokerage unit, from 1997 through 1999.

     Dean Polnerow, 48, founded Switchboard and has served as our President since March 1998 and as a director since September 1998. Mr. Polnerow has also served as our Chief Executive Officer since August 2003. From our inception in 1996 to March 1998, Mr. Polnerow served as our Vice President, Product and Business Development. From 1983 to 1996, Mr. Polnerow served in various capacities, including as Vice President, Advanced Development, at Banyan Worldwide.

     Michael A. Ruffolo, 42, became a director in December 2003. Mr. Ruffolo served as Chief Operating Officer of Akamai Technologies, Inc., a distributed computing solutions and services company, from November 2003 to April 2004. Mr. Ruffolo joined Akamai in 2001 as Executive Vice President and served as Executive Vice President, Global Sales, Services and Marketing from November 2001 until November 2003 when he became Chief Operating Officer. Prior to joining Akamai in 2001, Mr. Ruffolo served as Executive Vice President, Global Sales, Service and Marketing at EMC Corporation, an information storage management company, from January 2001 through April 2001. Additionally, from April 1998 through December 1999, Mr. Ruffolo served as President of the Document Solutions Group at Xerox Corporation, which sells document outsourcing software and supplies.

     Our board of directors has a standing audit committee. The current members of the audit committee are Messrs. Killeen, Strohm and Wadsworth. Our board of directors has determined that each of Messrs. Killeen, Strohm, and Wadsworth is independent as defined under Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. The board has determined that each of Messrs. Strohm and Wadsworth is an "audit committee financial expert," as defined in Item 401(h) of Regulation S-K.

EXECUTIVE OFFICERS OF THE COMPANY

     The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC on March 29, 2004, under the caption, "Executive Officers of the Registrant" and is incorporated herein by reference.

     We are preparing, but have not yet adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect to adopt such a Code of Business Conduct and Ethics prior to the date of our 2004 Annual Meeting of Stockholders. However, in light of our recently announced agreement to merge with Big Book Acquisition Corp., a wholly owned subsidiary of InfoSpace, Inc., it is possible we may not hold a 2004 Annual Meeting of Stockholders. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Changes in Control." Upon any adoption by us of a Code of Business Conduct and Ethics, we expect to post the text of such Code of Business Conduct and Ethics in the "About Switchboard-Investor" section of our website, www.switchboard.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 10 of Form 8-K.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock, collectively referred to as reporting persons, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of Section 16(a) reports filed by the reporting persons and furnished to us or written representations from reporting persons that no Form 5 filing was required, we believe that during 2003 all filings required to be made by our reporting persons were timely made in accordance with the requirements of the Securities Exchange Act of 1934.

ITEM 11.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table provides information about the compensation for Switchboard's last three completed fiscal years (2003, 2002 and 2001) of each of the two individuals who served as our Chief Executive Officer during fiscal 2003, plus the next three other most highly compensated executive officers during fiscal 2003.

     In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table below does not include medical, group life or other benefits which are available to all of our salaried employees, and perquisites and other personal benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses for each of the persons shown in the table.

                           Summary Compensation Table


                                                                         Long Term
                                                                         Compensation
                                                                       ----------------
                                   Annual Compensation Awards          Shares of Common
                                 ------------------------------        Stock Underlying      Other Annual
Name and Principal Positions     Year      Salary       Bonus              Options           Compensation
----------------------------     ----     --------     --------        ----------------      ------------
Dean Polnerow............        2003     $229,538      $99,750                 --                 --
  President and Chief            2002      220,000       26,300            100,000                 --
  Executive Officer              2001      218,654       65,290            150,000                 --

Douglas J. Greenlaw......        2003     $166,154     $101,483                 --           $182,978(1)
  Former Chief                   2002      240,000       24,972                 --                 --
  Executive Officer              2001      239,423       50,000            150,000                 --

Robert P. Orlando(2)......       2003     $199,192     $100,000             50,000                 --
  Vice President and             2002      170,000       76,250             30,000                 --
  Chief Financial Officer        2001       39,231       17,500            160,000                 --

James M. Canon...........        2003     $140,000      $49,500                 --                 --
  Vice President,                2002      140,000       13,800             30,000                 --
  Business Development           2001      139,615       33,218             50,000                 --

Kevin P. Lawler...........       2003     $135,000       $7,500                 --                 --
  Vice President,                2002      135,000       10,706             20,000                 --
  Human Resources                2001      130,807       28,169             25,000                 --

-----------

     (1) Represents $170,000 of compensation pursuant to Mr. Greenlaw's separation of employment and $12,978 for unused vacation time.

     (2)  Mr. Orlando joined Switchboard in October 2001.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning stock option grants we made in 2003 to each of the executive officers identified in the Summary Compensation Table above. Each stock option grant has a term of ten years and vests as to 25% of the total shares available for grant under such option as of the first anniversary of the date of grant. Every three months thereafter, an additional 6.25% of the shares vests on a schedule that ends on the four-year anniversary of the grant date. The per share exercise price of all options described below represents the fair market value of our common stock on the grant date.

     Amounts described in the following table under the heading "Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term" represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock and the date on which the options are exercised. No gain to the optionees is possible without an appreciation in stock price, which will benefit all stockholders commensurately.

                                       Option Grants in Last Fiscal Year                   Potential Realizable Value at
                          --------------------------------------------------------------   Assumed Annual Rates of Stock
                           Number of Shares   Percent of Total                             Price Appreciation for Option
                           of Common Stock     Options Granted   Exercise                              Term
                          Underlying Options   to Employees in   Price per    Expiration   -------------------------------
       Name                    Granted            Fiscal Year     Share         Date             5%             10%
-------------------       ------------------  ----------------   ---------    ----------       -------       --------
Dean Polnerow                       --                 --            --             --              --             --
Douglas J. Greenlaw                 --                 --            --             --              --             --
Robert P. Orlando               50,000               41.3 %       $2.40       2/9/2013         $75,467       $191,249
James M. Canon                      --                 --            --             --              --             --
Kevin P. Lawler                     --                 --            --             --              --             --

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

     The following table sets forth information concerning options exercised during 2003 by each of the executive officers identified in the Summary Compensation Table above and the number and value of unexercised stock options held by each of those executive officers. Amounts described in the following table under the heading "Value of Unexercised In-the-Money Options at Year End" are based on the aggregate fair market value of the underlying shares of common stock on December 31, 2003 ($6.91 per share), less the aggregate option exercise price. Amounts described in the following table under the heading "Value Realized" represent the difference between the aggregate fair market value of the underlying shares of common stock on the date of exercise and the aggregate exercise price. Amounts described in the following table under the heading "Number of Shares Underlying Unexercised Options at Year-End" include stock options that are exercisable subject to Switchboard's right to repurchase at their exercise price, as described in "Security Ownership of Certain Beneficial Owners and Management."

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                           Number of Shares Underlying            Value of Unexercised
                                                          Unexercised Options at Fiscal          In-the-Money Options at
                                                                     Year-End                        Fiscal Year-End
                            Shares                     -----------------------------------     ----------------------------
                          Acquired on      Value         Exercisable and   Exercisable and     Exercisable     Exercisable
       Name                Exercise       Realized           Vested            Unvested        and Vested      and Unvested
-------------------       -----------     --------     ---------------     ---------------     -----------     ------------
Dean Polnerow                    --             --         531,563             106,437          $1,864,438       $503,063
Douglas J. Greenlaw         125,000       $588,975              --                  --                  --             --
Robert P. Orlando                --             --          89,375             150,625            $391,094       $640,306
James M. Canon                   --             --         294,722              21,078          $1,075,454        $69,476
Kevin P. Lawler                  --             --          57,906              17,094             $77,518        $45,944

DIRECTOR COMPENSATION

     We reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any meetings of its committees. During 2003, we granted options to purchase 160,000 shares of our common stock to our non-employee directors. Messrs. Ferry, Spaulding, Strohm and Wadsworth each received an option to purchase 20,000 shares of our common stock at an exercise price of $7.00 per share, which will become vested in equal annual installments over the succeeding four years. In addition, during 2003 each of them received an option to purchase 10,000 shares of our common stock at an exercise price of $7.00 per share, which will become fully vested on May 15, 2004. In 2003, we granted Mr. Ruffolo an option to purchase 40,000 shares of our common stock at an exercise price of $6.25 per share, which will become vested in equal annual installments over the succeeding four years.

     The board of directors recently revised its compensation policy for non-employee directors. Formerly, we compensated non-employee directors only by granting equity awards in our discretion under our stock incentive plans. Beginning in 2003 each non-employee director now receives $25,000 annually, an additional $3,000 for serving as a committee member, and an additional $2,000 for serving as a committee chair. Each new non-employee director will also receive an initial option to purchase 40,000 shares of our common stock, which will vest in equal annual installments over the four years following the date of grant. At each annual meeting of stockholders, non-employee directors will also receive equity awards, currently an option to purchase 15,000 shares of our common stock per director per year, which will vest at the next annual meeting of stockholders. Additionally, every four years, each non-employee director will receive an option to purchase 20,000 shares of our common stock while that director is a member of the board. The board may revise its compensation policy from time to time in its discretion.

     The vesting of stock options for our outside directors accelerate in full in the event of a change in control of Switchboard. A change in control includes a merger or consolidation of Switchboard, or a change in ownership of our securities resulting in one person or entity, other than ePresence, owning more than 50% of the combined voting power of our outstanding voting securities. The completion of our recently announced proposed merger with a wholly owned subsidiary of InfoSpace, Inc. would constitute a change in control for these purposes. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Changes in Control."


EMPLOYMENT, CHANGE OF CONTROL AND SEVERANCE ARRANGEMENTS

     Mr. Polnerow serves as our Chief Executive Officer, President and as a member of our board of directors. On March 19, 2004, we entered into an employment agreement with Mr. Polnerow. Per the terms of this agreement, Mr. Polnerow's annual base salary is currently $250,000 and he is eligible for an annual performance-based bonus. In the event of change in control, 50% of Mr. Polnerow's then unvested stock options will immediately vest, other than certain of his options to purchase a total of 250,000 shares of common stock for which the applicable option agreements provide for 100% vesting upon a change in control. Mr. Polnerow's agreement also provides for severance of one-year base salary and bonus at target and a pro-rata portion of his targeted bonus for the then current fiscal year if we terminate his employment without cause, Mr. Polnerow's place of work is relocated more than 35 miles, we materially breach the agreement or if Mr. Polnerow suffers a material adverse change in authority, duties or compensation, without his consent. If, prior to the first anniversary of any change in control, we terminate Mr. Polnerow's employment without cause, Mr. Polnerow's place of work is relocated more than 35 miles, we materially breach the agreement or Mr. Polnerow suffers a material adverse change in authority, duties or compensation without his consent, 100% of his then unvested stock options will vest.

     Mr. Orlando serves as our Chief Financial Officer, Vice President, Secretary and Treasurer. On March 19, 2004, we entered into an employment agreement with Mr. Orlando. Per the terms of this agreement, Mr. Orlando's annual base salary is currently $200,000 and he is also eligible for an annual performance-based bonus. In the event of a change in control, 50% of Mr. Orlando's then unvested stock options will immediately vest, other than his option to purchase 50,000 shares of common stock for which the applicable option agreement provides for 100% vesting upon a change in control. One year subsequent to a change in control, 100% of Mr. Orlando's then unvested stock options will vest. Mr. Orlando's agreement also provides for severance of six months base salary and bonus at target and a pro-rata portion of his targeted bonus for the then current fiscal year if we terminate his employment without cause, Mr. Orlando's place of work is relocated more than 35 miles, we materially breach the agreement or Mr. Orlando suffers a material adverse change in authority, duties or compensation without his consent.

     Mr. Canon serves as our Vice President of Business Development. On March 19, 2004, we entered into an employment agreement with Mr. Canon. Per the terms of this agreement, Mr. Canon's annual base salary is currently $160,000, and he is also eligible for an annual performance-based bonus. In the event of a change in control, 50% of Mr. Canon's then unvested stock options will immediately vest, other than his option to purchase 50,000 shares of common stock for which the applicable option agreement provide for 100% vesting upon a change in control. Mr. Canon's agreement also provides for severance of six months base salary and bonus at target and a pro-rata portion of his targeted bonus for the then current fiscal year if we terminate Mr. Canon's employment other than for cause, Mr. Canon's place of work is relocated more than 35 miles, we materially breach the agreement or Mr. Canon suffers a material adverse change in authority, duties or compensation without his consent. If, prior to the first anniversary of any change in control, we terminate Mr. Canon's employment without cause, Mr. Canon's place of work is relocated more than 35 miles, we materially breach the agreement or Mr. Canon suffers a material adverse change in authority, duties or compensation without his consent, 100% of his then unvested stock options will vest.

     Mr. Lawler serves as our Vice President of Human Resources. In May 2000 we entered into an employment agreement with Mr. Lawler. Mr. Lawler's annual base salary is currently $135,000, and he is also eligible for an annual performance-based bonus. In the event of a change in control, 50% of Mr. Lawler's unvested stock options will vest if he remains employed for six months after the change in control, or resigns within six months after a change in control due to a material reduction in title or compensation. If terminated other than for cause at any time, Mr. Lawler is entitled to, among other things, six months' salary and benefits.

     Mr. Carrington serves as our Vice President of Sales. On December 3, 2003, we entered into an employment agreement with Mr. Carrington. Mr. Carrington's annual salary is currently $130,000, and he is also eligible for an annual performance-based bonus. In the event of a change of control, 50% of Mr. Carrington's unvested shares will immediately vest. If terminated other than for cause at any time, Mr. Carrington is entitled to, among other things, six months salary and benefits.

     The completion of our recently announced proposed merger with a wholly owned subsidiary of InfoSpace, Inc. would constitute a change in control for purposes of our employment agreements with Messrs. Polnerow, Orlando, Canon, Lawler and Carrington. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Changes in Control."

     In October 1999, we entered into an employment agreement pursuant to which we agreed to employ Douglas J. Greenlaw as our Chief Executive Officer. Under his employment agreement, Mr. Greenlaw received a non-qualified option to purchase up to 900,000 shares of our common stock at an exercise price of $9.00 per share. In January 2002, we reached an agreement with Mr. Greenlaw under which we cancelled the option for 900,000 shares and granted him 450,000 shares of our restricted common stock at a purchase price of $3.22 per share. Mr. Greenlaw paid for these shares with the proceeds of a loan by Switchboard in the principal amount of $1,449,000, bearing interest at the annual rate of 4.875%, and due and payable on the earlier of the sixth anniversary of the note or 90 days after Mr. Greenlaw ceased employment with Switchboard.

     Mr. Greenlaw ceased to be an employee and resigned as a director effective September 2, 2003. In connection with Mr. Greenlaw's separation of employment, we paid Mr. Greenlaw $170,000 for separation benefits in accordance with Mr. Greenlaw's employment agreement and $12,978 for unused vacation time. At the time Mr. Greenlaw ceased to be affiliated with Switchboard, 225,000 of the original 450,000 shares of restricted common stock granted were vested. In September 2003, we exercised our right to repurchase the remaining 225,000 unvested shares for $725,000, resulting in a corresponding reduction in the outstanding note of $725,000. In accordance with the terms of the note, Mr. Greenlaw repaid the note payable and all accrued interest outstanding to Switchboard in full through payments totaling $851,000. The final payment was received in November 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 2003, our compensation committee consisted of Messrs. Ferry, Strohm and Wadsworth. No executive officer of Switchboard served during the year ended December 31, 2003 as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on our board of directors or compensation committee.

     Mr. Ferry is Chairman of the Board of Directors, President and Chief Executive Officer of ePresence. Mr. Wadsworth is also a director of ePresence. Mr. Strohm served as a director of ePresence from 1983 until November 1999. Another of our directors, Richard M. Spaulding, is Senior Vice President and Chief Financial Officer of ePresence. As of March 31, 2004, ePresence beneficially owned approximately 51.0% of our common stock.

     On March 7, 2002, we entered into a corporate services agreement with ePresence under which ePresence provides us with telephone service and support at a rate of $75,000 per year. This services agreement expired in February 2003. In March 2003, we entered into a new services agreement with ePresence to provide telephone service and support only from March 2003 through December 2003 for $62,500. ePresence has agreed to continue to provide telephone service and support to us on a month-to-month basis at a rate of $6,000 per month until such time as we are otherwise able to provide for these services. We also sublease our facilities in Westborough, Massachusetts from ePresence. Since January 2001, we have subleased our current facilities at 120 Flanders Road from ePresence. The current sublease will expire on September 30, 2005. We paid ePresence $251,000 in rent under the sublease in 2003. The annual rent for 2004 is approximately $210,000. The rent for the remainder of the term of the sublease in 2005 is $157,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

         The following table shows the number of shares of Switchboard common stock beneficially owned as of March 31, 2004 by each entity or person who is known to us to own 5% or more of Switchboard's common stock, each director, each executive officer listed in the Summary Compensation Table below, and all directors and executive officers as a group. As of March 31, 2004, there were 19,203,241 shares of Switchboard's common stock issued and outstanding.

         The address of each of our executive officers and directors listed below is c/o Switchboard Incorporated, 120 Flanders Road, Westborough, Massachusetts 01581.

                                                             Shares Beneficially Owned (1)
                                                       -----------------------------------------
                                                       Number of Shares     Percent of Class (2)
                                                       ----------------     --------------------
Name of Beneficial Owner
------------------------
5% Stockholders:
  ePresence Inc. (3)                                       9,802,421               51.0 %
    120 Flanders Road
    Westborough, MA  01581

  America Online, Inc. (4)                                 1,496,260                7.8 %
    22000 AOL Way
    Dulles, VA  20166

  Capital Research and                                     1,000,000                5.2 %
  Management Company
    333 South Hope Street
    Los Angeles, CA 90071

  InfoSpace, Inc. (5)(3)                                  12,148,887               56.7 %
    601 108th Avenue NE, Suite 1200
    Bellevue, WA  98004

Directors and Executive Officers:
  James M. Canon (6)(5)                                      365,800                1.9 %
  James A. Carrington (7)(5)                                  70,000                  *
  William P. Ferry (8)(9)(5)                              10,027,421               51.7 %
  Stephen J. Killeen (10)(5)                                  40,000                  *
  Kevin P. Lawler (11)(5)                                     80,500                  *
  Robert P. Orlando (12)(5)                                  290,000                1.5 %
  Dean Polnerow (13)(5)                                      800,166                4.0 %
  Michael A. Ruffolo (14)(5)                                  40,000                  *
  Richard M. Spaulding (15)(9)(5)                          9,957,421               51.5 %
  David N. Strohm (16)(5)                                    140,000                  *
  Robert M. Wadsworth (17)(9)(5)                           9,942,421               51.4 %
  Douglas J. Greenlaw (18)                                   196,000                1.0 %
  All executive officers and directors as a               12,344,887               57.7 %
    group (12 persons) (19)(9)(5)

*      Less than 1%.

(1) This table is based upon information supplied by officers and directors, and upon reports filed by principal stockholders under Section 13(d) or 13(g) of the Securities Exchange Act of 1934. Unless otherwise indicated in the footnotes to this table, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on

       19,203,941 shares of common stock outstanding on March 31, 2004. The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose.

(2) For purposes of calculating the ownership percentage of individual directors and officers, the number of shares deemed outstanding includes 19,203,941 shares of Switchboard's common stock issued and outstanding as of March 31, 2004 plus any shares subject to options held by the individual in question which are exercisable on or before May 30, 2004.

(3) ePresence Inc. Pursuant to the terms of ePresence's stockholder voting agreement with InfoSpace and Switchboard entered into as of March 25, 2004 in connection with the merger agreement entered into by Switchboard, InfoSpace and Big Book Acquisition Corp. on that date, the 9,802,421 shares of Switchboard stock held by ePresence will be subject to an irrevocable proxy in favor of InfoSpace once ePresence obtains the approval of the ePresence stockholders to sell ePresence's shares of Switchboard stock pursuant to the proposed merger. This proxy will permit InfoSpace to vote ePresence's shares in matters relating to the proposed merger. If this proxy is granted, InfoSpace could be considered to have beneficial ownership or shared voting power of the shares of Switchboard stock held by ePresence.

(4) America Online, Inc. 1,121,260 of these shares are held directly by America Online, Inc., a wholly owned subsidiary of Time Warner Inc. 375,000 of these shares are held directly by Digital City, Inc., a wholly owned subsidiary of America Online, Inc.

(5) InfoSpace, Inc. Represents shares that may be deemed to be beneficially owned by InfoSpace pursuant to stockholder voting agreements with certain directors and executive officers of Switchboard, and with ePresence entered into as of March 25, 2004 in connection with the merger agreement entered into by Switchboard, InfoSpace and Big Book Acquisition Corp on that date. The shares subject to the voting agreements are subject to an irrevocable proxy in favor of InfoSpace. These proxies will permit InfoSpace to vote the shares in matters relating to the proposed merger. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Changes in Control." InfoSpace disclaims beneficial ownership of such shares

(6) James M. Canon. Consists of shares of our common stock issuable pursuant to options exercisable on or before May 30, 2004, 63,125 of which would be subject to Switchboard's right to repurchase at their exercise price.

(7) James A. Carrington. Consists of shares of our common stock issuable pursuant to options exercisable on or before May 30, 2004, all of which would be subject to Switchboard's right to repurchase at their exercise price.

(8) William P. Ferry. Includes 200,000 shares of our common stock issuable pursuant to options exercisable on or before May 30, 2004, of which 40,000 would be subject to Switchboard's right to repurchase at their exercise price.

(9) Mr. Ferry is President, Chief Executive Officer and Chairman of the Board of Directors of ePresence and as of May 30, 2004 beneficially owned 2,090,000 shares, or approximately 8.5% of ePresence's common stock. Mr. Spaulding is Senior Vice President and Chief Financial Officer of ePresence, and as of May 30, 2004 beneficially owned 302,746 shares, or approximately 1.3% of ePresence's common stock. Mr. Wadsworth is a director of ePresence and as of May 30, 2004 beneficially owned 4,024,380 shares, or approximately 16.6% of ePresence's common stock, including 3,947,380 shares beneficially owned by an investment fund with which he is affiliated, and of which he disclaims beneficial ownership except to the extent of his pecuniary interest therein. The number of shares of Switchboard common stock listed for Messrs. Ferry, Spaulding and Wadsworth, and under "All executive officers and directors as a group" include 9,802,421 shares owned by ePresence. Messrs. Ferry, Spaulding and Wadsworth each disclaim beneficial ownership of the shares beneficially owned by ePresence.

(10) Stephen J. Killeen. Consists of shares of our common stock issuable pursuant to options exercisable on or before May 30, 2004, all of which would be subject to Switchboard's right to repurchase at their exercise price.

(11) Kevin P. Lawler. Includes 80,000 shares of our common stock issuable pursuant to options exercisable on or before May 30, 2004, 13,750 of which would be subject to Switchboard's right to repurchase at their exercise price.

(12) Robert P. Orlando. Consists of shares of our common stock issuable pursuant to options exercisable on or before May 30, 2004, 161,249 of which would be subject to Switchboard's right to repurchase at their exercise price.

(13) Dean Polnerow. Includes 738,000 shares of our common stock issuable pursuant to options exercisable on or before May 30, 2004, 143,750 of which would be subject to Switchboard's right to repurchase at their exercise price. As of March 31, 2004, Mr. Polnerow also owned 4,000 shares, or less than 1%, of the issued and outstanding common stock of ePresence.

(14) Michael A. Ruffolo. Consists of shares of our common stock issuable pursuant to options exercisable on or before May 30, 2004, all of which would be subject to Switchboard's right to repurchase at their exercise price.

(15) Richard M. Spaulding. Includes 141,250 shares of our common stock issuable pursuant to options exercisable on or before May 30, 2004, 40,000 of which would be subject to Switchboard's right to repurchase at their exercise price. Also includes 1,000 shares of our common stock held by Mr. Spaulding's spouse.

(16) David N. Strohm. Includes 100,000 shares of our common stock issuable pursuant to options exercisable on or before May 30, 2004, 40,000 of which would be subject to Switchboard's right to repurchase at their exercise price.

(17) Robert M. Wadsworth. Consists of shares of our common stock issuable pursuant to options exercisable on or before May 30, 2004, 40,000 of which would be subject to Switchboard's right to repurchase at their exercise price.

(18) Douglas Greenlaw. Based upon information provided by Mr. Greenlaw as of October 2003. Consists of 196,000 shares of our common stock held by Switchboard's former Chief Executive Officer. Mr. Greenlaw resigned on September 2, 2003.

(19) Includes 9,802,421 shares owned by ePresence and 2,205,050 shares issuable upon the exercise of options exercisable on or before May 30, 2004, 691,874 of which would be subject to Switchboard's right to repurchase at their exercise price.


CHANGES IN CONTROL

     On March 26, 2004, we announced a definitive agreement to merge with Big Book Acquisition Corp., a wholly owned subsidiary of InfoSpace, Inc. formed solely to effect the merger. InfoSpace is a diversified technology and services company that develops Internet and wireless solutions headquartered in Bellevue, Washington. Upon consummation of the merger, Switchboard will be a wholly owned subsidiary of InfoSpace. Each share of Switchboard common stock will be converted into a right to receive $7.75 in cash, without interest, upon consummation of the merger. The merger is expected to close during the second half of 2004, and is subject to customary closing conditions, including receipt of Switchboard and ePresence stockholder, as well as regulatory, approvals. In connection with the merger agreement, ePresence has entered into a voting agreement with InfoSpace, pursuant to which they have committed an aggregate of 51% of the outstanding shares of our common stock which are owned by ePresence to be voted to approve merger. In addition, certain affiliates of Switchboard have entered into voting agreements pursuant to which they have committed an aggregate of 0.7% of the outstanding shares of our common stock which are owned by them to be voted to approve merger.

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

     Additional information regarding the directors and executive officers of Switchboard is included in this Part III. Additional information regarding the directors and executive officers of InfoSpace is included in InfoSpace's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 10, 2004, and InfoSpace's proxy statement for its 2004 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 31, 2004. These documents are available free of charge by contacting InfoSpace Investor Relations at (866) 438-4677. All of the documents filed by Switchboard and InfoSpace with the SEC are available free of charge at the Securities and Exchange Commission's web site at www.sec.gov.

     On October 23, 2003, we filed a registration statement on Form S-1 in connection with a proposed underwritten offering of 8,815,171 shares of our common stock, plus an over-allotment option of 1,322,250 shares. Of the shares proposed to be sold, including the over-allotment option, 10,037,421 shares were proposed to be sold by ePresence and other selling stockholders, and 100,000 shares were proposed to be sold by us. The offering was initiated by ePresence in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with its announced plan of liquidation. At the completion of the offering, ePresence would continue to own 5.6% of our shares of common stock. If the overallotment option were to be exercised and an additional 1,322,250 shares were sold, ePresence would no longer own any of our shares of common stock. The sale of ePresence's entire holdings of our common stock is subject to the approval of ePresences's stockholders. However, ePresence may sell up to approximately 5.4 million of its shares of our common stock without stockholder approval. In light of our announced agreement to merge with a wholly owned subsidiary of InfoSpace, Inc., described above, we expect to abandon this offering.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2003:

                                                                                           Number of securities remaining
                                                                                           available for future issuance
                                     Number of securities to        Weighted-average       under equity compensation plans
                                     be issued upon exercise       exercise price of            (excluding securities
                                     of outstanding options,      outstanding options,          reflected in the first
           Plan Category               warrants and rights        warrants and rights           column of this table)
           -------------               -------------------        --------------------     -------------------------------
Equity compensation plans approved
by security holders                         3,018,878                    $4.99                       1,868,410 (1)

Equity compensation plans not
approved by security holders                  201,908                    $3.26                         186,856 (2)
                                            ---------                    -----                       ---------
Total                                       3,220,786                    $4.88                       2,055,266

     (1) Includes 149,572 shares issuable under our 1999 Employee Stock Purchase Plan, of which up to 32,205 shares are issuable in connection with the current offering period which ends on August 31, 2004. Also includes 1,718,838 shares issuable under our 1999 Stock Incentive Plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2003, all shares available for issuance under the 1999 Stock Incentive Plan may be issued in the form of restricted stock or other stock-based awards.

     (2) Consists of shares issuable under our 2000 Nonstatutory Stock Option Plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2003, all shares available for issuance under the 2000 Nonstatutory Stock Option Plan may be issued in the form of restricted stock or other stock-based awards.

     Under our 2000 Nonstatutory Stock Option Plan, all of Switchboard's employees (and any individuals who have accepted an offer for employment), consultants and advisors, other than those who are officers within the meaning of Section 16 of the Exchange Act, are eligible to be granted nonstatutory options, restricted stock awards or other stock-based awards for up to 446,000 shares of our common stock. As of March 31, 2004, options to purchase 381,152 shares are outstanding under the plan, with an average exercise price of $4.45 per share.

     Our board of directors administers the plan. Our board of directors has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan as it deems advisable. Our board has delegated authority to the compensation committee to administer certain aspects of the plan. Subject to any applicable limitations contained in the plan, our board of directors or the compensation committee selects the recipients of awards and determines:

     * the number of shares of common stock covered by each option and the dates upon which the options become exercisable;
     * the exercise price of each option;
     * the duration of each option; and
     * the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards, including the conditions for repurchase, issue price and repurchase price.

     In the event of a merger or other acquisition event or the execution by us of any agreement with respect to a merger or other acquisition event (such as our announced agreement to merge with a wholly owned subsidiary of InfoSpace, Inc. as described in "Changes in Control" above), our board of directors is authorized to provide for outstanding options or other stock-based awards to be assumed or substituted for by the acquiror. If the acquiror refuses to assume or substitute for outstanding options, the board will provide that up to 25% of all then unvested and outstanding options will accelerate to become exercisable in full prior to completion of the acquisition event. The remaining 75% of the unvested and outstanding options will also accelerate and become exercisable in full, but are subject to a repurchase right by Switchboard or the acquiror at the option exercise price. However, in the event of an acquisition event in which the holders of common stock receive a cash payment for each share surrendered, then the board may instead provide that all then outstanding options will terminate upon completion of the acquisition event and that each participant will receive a cash payment in exchange for all outstanding options.

     This cash payment will be based upon the difference, if any, between the cash amount to be received by our stockholders per share in the acquisition and the per share exercise price of the option. The board has provided for this cash payment procedure in the proposed merger with a wholly owned subsidiary of InfoSpace, Inc.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EPRESENCE, INC.

     As of March 31, 2004, ePresence beneficially owned approximately 51.0% of our common stock. On October 23, 2003, we filed a registration statement on Form S-1 in connection with a proposed underwritten offering of 8,815,171 shares of our common stock, plus an over-allotment option of 1,322,250 shares. Of the shares proposed to be sold, including the over-allotment option, 10,037,421 shares were proposed to be sold by ePresence, Inc. and other selling stockholders, and 100,000 shares were proposed to be sold by us. The offering was initiated by ePresence in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with its announced plan of liquidation. At the completion of the offering, ePresence would continue to own 5.6% of our shares of common stock. If the overallotment option were to be exercised and an additional 1,322,250 shares were sold, ePresence would no longer own any of our shares of common stock. The sale of ePresence's entire holdings of our common stock is subject to the approval of ePresence's stockholders. However, ePresence may sell up to approximately 5.4 million of its shares of our common stock without stockholder approval. In light of our announced agreement to merge with a wholly owned subsidiary of InfoSpace, Inc., described above, we expect to abandon this offering.

     In March 2002, we entered into a corporate services agreement with ePresence, under which ePresence provided us with telephone service and support at a rate of $75,000 per year. This agreement expired on December 31, 2003. ePresence has agreed to continue to provide telephone service and support to us on a month-to-month basis at a rate of $6,000 per month until such time as we are otherwise able to provide for these services. We also sublease our facilities in Westborough, Massachusetts from ePresence. The current sublease will expire on September 30, 2005. We paid ePresence $251,000 in rent under the sublease in 2003. The annual rent for 2004 is approximately $210,000. The rent for the remainder of the term of the sublease in 2005 is $157,000.

AMERICA ONLINE, INC.

     As of March 31, 2004, AOL beneficially owned approximately 7.8% of our common stock. In December 2000, we entered into a Directory and Local Advertising Platform Services Agreement with AOL, under which we formed a technology, marketing and services alliance with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties.

     In October 2003, we substantially renegotiated the provisions of the Directory Agreement, by amending and restating the Directory Agreement to reflect these changes. The agreement provides that we will receive $4.8 million annually from AOL, payable in monthly increments of $400,000, in exchange for providing, maintaining and customizing the AOL yellow pages directory platform and inclusion of approximately 10,000 current AOL merchants in our yellow pages platform.

     In addition, the October 2003 amendment creates the opportunity for both parties to sell advertising products that provide local and national merchant and national advertisers with access to the combined consumer audience of both AOL and Switchboard yellow pages. The revenue sharing arrangement, based on percentage of AOL merchant subscription revenue that was previously in effect, has been eliminated. Under the new amendment, Switchboard and AOL will be able to sell advertising products offering local merchant and national advertisers the combined distribution, or consumer audience, of both the AOL and Switchboard yellow pages. Switchboard and AOL will share in resulting revenue associated with the sale of the combined products.

     The Directory Agreement as amended expires on December 11, 2005, with the option to extend by mutual agreement of the parties. In the event that the agreement is terminated pursuant to its terms, the parties will begin a "Wind-Down Period" for a period of time to be determined by AOL, up to a maximum of three years from the date of termination. During the Wind-Down Period, we will continue to provide AOL with directory platform services, and AOL shall pay us a monthly fee of $250,000 (reduced from $400,000 per month) and shall also pay us for any engineering hours in excess of 300 hours per month.

     If we renew the Directory Agreement with AOL for at least an additional four years after the initial term, we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32. Additionally, AOL has the benefit of demand registration rights, whereby they may request that we register their shares under certain circumstances.

     In fiscal 2003, we have recorded a total of $6.3 million in net revenue from AOL. In fiscal 2003, we received a total of $7.1 million in payments from AOL. In fiscal 2004, we have received a total of $800,000 in payments from AOL through March 31, 2004.

     Additional information required to be disclosed in this item is contained in this Amendment No. 1 on Form 10K/A under the heading "Item 11. Executive Compensation - Employment, Change in Control and Severance Agreements." and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table summarizes the fees of Ernst & Young LLP, our independent auditor, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

              Fee Category                      2003         2002
              ------------                    --------     --------
              Audit Fees (1)                  $240,806     $453,851
              Audit Related Fees                     -            -
              Tax Fees (2)                      33,450        8,000
              All other Fees                         -            -
                                              --------     --------
                  Total Fees                  $274,256     $461,851
                                              ========     ========

     (1) Audit fees consist of fees for the audit of our financial statements for the two most recent fiscal years, the reviews of the financial statements included in each of our quarterly reports on Form 10-Q during the fiscal years ended December 31, 2003 and 2002, the re-audit of our financial statements for the year ended December 31, 2001 totaling $350,975 in 2002, services related to the preparation of our registration statement on Form S-1 totaling $92,458 in 2003 and other professional services provided in connection with the statutory and regulatory filings or engagements.

     (2) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns and tax payment-planning services, accounted for $25,500 of the total tax fees billed to us in 2003 and all of the total tax fees billed to us in 2002. Tax advice and tax planning services relate to assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice from taxing authorities.

                       Pre-Approval Policy and Procedures

     The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor or other firms. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

     From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

     The audit committee has also delegated to each individual member of the audit committee the authority to approve any audit or non-audit services to be provided to us by our independent auditor. Any approval of services by a member of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Amendment No. 1 on Form 10-K/A.

Exhibit No.  Description
-----------  --------------
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.
31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 2004                       SWITCHBOARD INCORPORATED

                                       By: /s/ Robert P. Orlando
                                           ----------------------
                                           Robert P. Orlando
                                           Vice President and Chief Financial
                                           Officer

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.
31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.