Form 10-Q
period 2004-03-31
SWITCHBOARD INC
filed 2004-05-13
CIK 1085223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Class                 Shares Outstanding as of April 30, 2004
          --------------                 ---------------------------------------
Common Stock, par value $0.01 per share                19,203,941

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

                                WEB SITE ADDRESS

     Our website address is www.switchboard.com. References in this report to www.switchboard.com, switchboard.com, any variations of the foregoing or any other uniform resource locator, or URL, are inactive textual references only. The information on our website or at any other URL is not incorporated by reference herein and should not be considered to be a part of this document. We make available through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through our website's investor information page.

                            SWITCHBOARD INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I -- Financial Information

Item 1. -- Financial Statements

Consolidated Balance Sheets as of March 31, 2004 (unaudited) and
    December 31, 2003 (audited)..............................................  3

Consolidated Statements of Operations (unaudited) for the Three
    Months Ended March 31, 2004 and 2003.....................................  4

Consolidated Statements of Cash Flows (unaudited) for the Three
    Months Ended March 31, 2004 and 2003.....................................  5

Notes to Consolidated Financial Statements...................................  6

Item 2. -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................... 12

Item 3. -- Quantitative and Qualitative Disclosures About Market
           Risk.............................................................. 28

Item 4. -- Controls and Procedures........................................... 28

PART II -- Other Information

Item 1. -- Legal Proceedings................................................. 28

Item 2. -- Changes in Securities and Use of Proceeds......................... 29

Item 6. -- Exhibits and Reports on Form 8-K.................................. 29

Signatures................................................................... 31

ITEM 1. - FINANCIAL STATEMENTS

                            SWITCHBOARD INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                      March 31, 2004      December 31, 2003
                                                                                      --------------      -----------------
                                                                                       (unaudited)
Assets:
Cash and cash equivalents                                                                  $47,993               $47,265
Marketable securities                                                                        6,589                 6,591
Restricted cash                                                                                 36                    36
Accounts receivable, net of allowance of $139 and $144, respectively                         2,083                 1,503
Other current assets                                                                         1,039                   863
                                                                                           -------               -------
     Total current assets                                                                   57,740                56,258

Marketable securities                                                                        1,805                 1,960
Property and equipment, net                                                                    659                   794
Deferred offering costs                                                                          -                   511
                                                                                           -------               -------

     Total assets                                                                          $60,204               $59,523
                                                                                           =======               =======

Liabilities:
Accounts payable                                                                          $  1,721              $  1,398
Accrued expenses                                                                             1,285                 1,180
Deferred revenue                                                                             1,100                   603
                                                                                          --------              --------
     Total current liabilities                                                               4,106                 3,181

Non-current liabilities                                                                          -                     -
                                                                                          --------              --------
     Total liabilities                                                                       4,106                 3,181

Commitments and contingencies                                                                    -                     -

Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized and
     undesignated, none issued and outstanding                                                   -                     -
Common stock, $0.01 par value per share; authorized 85,000,000 shares.
     Issued 19,590,243 and 19,563,303 shares as of March 31, 2004 and
     December 31, 2003, respectively.                                                          196                   196
Treasury stock, 386,302 shares at cost                                                      (1,255)               (1,255)
Additional paid-in capital                                                                 164,156               164,053
Unearned compensation                                                                            -                   (32)
Accumulated other comprehensive income                                                          25                    51
Accumulated deficit                                                                       (107,024)             (106,671)
                                                                                          --------              --------
     Total stockholders' equity                                                             56,098                56,342
                                                                                          --------              --------

Total liabilities and stockholders' equity                                                $ 60,204              $ 59,523
                                                                                          ========              ========

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited; in thousands, except per share amounts)

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                  2004               2003
                                                                 ------             ------
   Revenue                                                       $4,153             $3,341

   Cost of revenue                                                  708                707
                                                                 ------             ------

   Gross profit                                                   3,445              2,634
                                                                 ------             ------

   Operating expenses:
   Sales and marketing                                            1,063                842
   Research and development                                         893              1,114
   General and administrative                                       867                804
   Transaction costs                                              1,127                  -
                                                                 ------             ------
        Total operating expenses                                  3,950              2,760
                                                                 ------             ------

   Loss from operations                                            (505)              (126)

   Other income:
   Interest income                                                  157                228
   Interest expense                                                   -                (42)
   Other expense                                                     (3)                (4)
                                                                 ------             ------
        Total other income                                          154                182
                                                                 ------             ------

   (Loss) income before income taxes                               (351)                56

   Provision for income taxes                                         2                  -
                                                                 ------             ------

   Net (loss) income                                             $ (353)            $   56
                                                                 ======             ======

   Net (loss) income per share:
   Basic                                                         $(0.02)               $ -
                                                                 ======                ===
   Diluted                                                       $(0.02)               $ -
                                                                 ======                ===

   Weighted average number of common shares:
   Basic                                                         19,192             18,627
   Diluted                                                       19,192             19,055

     See accompanying notes.

                            SWITCHBOARD INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                2004           2003
                                                                               -------        -------
Cash flows from operating activities:
Net (loss) income                                                              $  (353)       $    56
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                               224            326
       Amortization of unearned compensation                                        32             36
       Non-cash interest income on note receivable                                   -            (19)

     Changes in operating assets and liabilities:
       Accounts receivable                                                        (570)          (173)
       Other current assets                                                       (186)            24
       Other assets                                                                511              -
       Accounts payable                                                            323           (362)
       Accrued expenses                                                            108            170
       Deferred revenue                                                            497             77
                                                                               -------        -------
          Net cash provided by operating activities                                586            135
                                                                               -------        -------

Cash flows from investing activities:
    Purchases of property and equipment                                            (92)           (20)
    Decrease (increase) in restricted cash                                           -             (4)
    Purchase of marketable securities                                              (52)           (92)
    Proceeds from sales of marketable securities                                   183          1,920
                                                                               -------        -------
         Net cash provided by investing activities                                  39          1,804
                                                                               -------        -------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                   103             52
     Payments on notes payable                                                       -           (275)
                                                                               -------        -------
         Net cash (used in) provided by financing activities                       103           (223)
                                                                               -------        -------

Net increase in cash and cash equivalents                                          728          1,716

Cash and cash equivalents at beginning of period                                47,265         38,390
                                                                               -------        -------
Cash and cash equivalents at end of period                                     $47,993        $40,106
                                                                               =======        =======

Supplemental statement of non-cash investing and financing activity:
   Unrealized loss on investments                                                  $26            $16

         See accompanying notes.

                            SWITCHBOARD INCORPORATED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A. Nature of Business

     Switchboard Incorporated, a Delaware corporation ("Switchboard"), commenced operations in February 1996. From Switchboard's inception (February 19, 1996) until its initial public offering on March 7, 2000, Switchboard was a unit and later a subsidiary of ePresence Inc. ("ePresence"). As of March 31, 2004, ePresence beneficially owned approximately 51.0% of Switchboard's common stock. Switchboard is a provider of local online advertising products, enabled by its consumer-oriented online yellow and white pages directory technology.

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

     Net merchant network revenue includes revenue from various licensing agreements with Switchboard's directory technology licensees and also includes engineering and other fees for services provided to support the directories and programs of Switchboard's licensees. In addition, net merchant network revenue includes revenue from running priority placement, local performance-based and content-targeted advertising in the Switchboard.com yellow pages directory, and building and hosting websites for local merchant advertisers. During the three months ended March 31, 2004 and 2003, net merchant network revenue comprised 85.2% and 88.5% of Switchboard's net revenue, respectively.

     Switchboard also continues to generate revenue from the sale of national banner and site sponsorship advertising on white and yellow pages, as well as maps pages, across both www.switchboard.com and the websites of several directory technology licensees. During the three months ended March 31, 2004 and 2003, 14.8% and 11.5% of Switchboard's net revenue, respectively, was derived from the sale of national banner and site sponsorship advertising.

     Switchboard is subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, acceptance and effectiveness of Internet advertising, dependence on principal products and third-party technology, new product development, new product introductions and other activities of competitors, dependence on key personnel, security and privacy issues, dependence on strategic customer and vendor relationships and limited operating history.

     Switchboard has experienced substantial net losses since its inception and, as of March 31, 2004, had an accumulated deficit of $107.0 million. Such losses and accumulated deficit resulted from Switchboard's lack of substantial revenue and significantly increased costs incurred in the development of Switchboard's products and services, in the preliminary establishment of Switchboard's infrastructure and in the development of Switchboard's brand. Switchboard expects to continue to incur significant operating expenses in order to execute its current business plan, particularly sales and marketing and product development expenses. Switchboard believes that the funds currently available would be sufficient to fund operations for the foreseeable future.

B. Basis of Presentation

     The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet amounts at December 31, 2003 in the accompanying financial statements were derived from Switchboard's audited 2003 financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended. Results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of future financial results.

     Investors should read these interim consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Switchboard's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended, as filed with the Securities and Exchange Commission on March 29, 2004.

C. Accounting for Stock Based Compensation

     Switchboard accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Switchboard's common stock at the date of grant. Switchboard has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

     At March 31, 2004, Switchboard has three stock-based employee compensation plans as defined by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). Switchboard accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. The table below illustrates the effect on the net (loss) income if Switchboard had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data). Because options vest over several years and additional option grants are expected to be made in future years, the below pro-forma effects are not necessarily indicative of the pro-forma effects on future periods.

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                       2004               2003
                                                                       -----              -----
                                                                 (in thousands, except per share data)
Net (loss) income as reported                                          $(353)             $  56
Add:     Stock-based employee compensation
             expense included in reported net income
             (loss), net  of related tax effects                          32                 36
Add:     Adjustment for previously amortized
             expense associated with the unvested
             portion of options canceled in the period                     7                  -
Deduct: Total stock-based employee compensation
             expense determined under fair value based
             method for all awards, net of related tax
             effects                                                    (546)              (579)
                                                                       -----              -----

Pro-forma net loss                                                     $(860)             $(487)
                                                                       =====              =====

Basic and diluted pro-forma net loss per share                        $(0.04)            $(0.03)
                                                                      ======             ======

Shares used in computing basic and diluted                            19,192             18,627
    pro-forma net loss per share

D. Net (Loss) Income Per Share

     Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding less any restricted shares. Diluted
(loss) income per share includes the dilutive effect of potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Potential common shares also include the unvested portion of restricted stock, as well as the effect of unearned compensation resulting from the unvested portion of stock options issued at an exercise price lower than the market price on the date of issuance of the stock option.

     A reconciliation of basic and diluted weighted average shares outstanding is as follows (in thousands):

                                                                     Three Months Ended March 31,
                                                                    ------------------------------
                                                                     2004                    2003
                                                                    ------                  ------
Basic weighted average shares outstanding                           19,192                  18,627
Effect of dilutive common stock equivalents                              -                     428
                                                                    ------                  ------
Diluted weighted average shares outstanding                         19,192                  19,055
                                                                    ======                  ======

     During the three months ended March 31, 2004 and 2003, options to purchase 3,746,134 and 2,531,190 shares of common stock and shares of restricted common stock of none and 225,000, respectively, were not included in the computation of diluted net (loss) income per share since their inclusion would be antidilutive.

E. Comprehensive (Loss) Income

     Other comprehensive (loss) income is as follows (in thousands):

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                         2004                 2003
                                                         -----                ----
Net (loss) income                                        $(353)               $ 56
Other comprehensive loss:
  Unrealized loss on investment                            (26)                (16)
                                                          ----                ----
Comprehensive (loss) income                              $(379)               $ 40
                                                         =====                ====

F. Revenue Recognition

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

     Switchboard licenses its directory technology to its licensees. Licensees can enter into a development and licensing arrangement with Switchboard whereby Switchboard creates and/or modifies a private labeled web-hosted directory. Switchboard recognizes revenue under these agreements when evidence of an arrangement exists, the related fee is fixed or determinable, and collection of the fee is reasonably assured, in accordance with Staff Accounting Bulletin No. 101 ("SAB") and No. 104, "Revenue Recognition in Financial Statements" ("SAB Nos. 101 and 104"). Revenue received by Switchboard for such development and licensing arrangements is deferred until such time as the customer accepts the directory. Switchboard considers customer acceptance to occur at the time the directory is made accessible to the licensee for general use. After acceptance by the customer, revenue from such development and licensing agreements is recognized on a straight-line basis over the remaining life of the agreement. Once the web-hosted directory is operational, Switchboard may earn additional fees based on the number of merchants promoted within the directory. Per merchant license fees or additional engineering and other services fees are recognized as earned. Per merchant fees are considered earned in the period during which the merchant advertisement is displayed in Switchboard's website and/or the website of Switchboard's licensees. Additional engineering and other services fees are considered earned in the period during which the services were provided.

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

     Switchboard also earns fees from pay-for-performance advertising. Switchboard recognizes revenue for pay-for-performance advertising in the month during which it provides the advertising service to its customers. The service is considered provided when Switchboard delivers the performance element of the contract - specifically, when Internet users click on Switchboard's customers' advertisements displayed on Switchboard's website.

     Switchboard sells national and local advertisements in Switchboard.com through its direct sales force, as well as through third-parties. For these advertisements, Switchboard is generally paid a monthly fee based on the number of advertisements placed into www.switchboard.com. Switchboard recognizes this monthly fee as revenue as it is earned. Switchboard considers this fee earned during the period that Switchboard provides the advertising on www.switchboard.com.

     Deferred revenue is principally comprised of billings relating to advertising agreements and licensing fees received pursuant to advertising or services agreements in advance of revenue recognition. Unbilled receivables are principally comprised of revenues earned and recognized in advance of invoicing customers, resulting primarily from contractually defined billing schedules.

G. AOL

     Revenue recognized from AOL during the three months ended March 31, 2004 was $1.2 million, or 28.9% of revenue, of which $600,000 was from engineering services. Revenue recognized from AOL during the three months ended March 31, 2003 was $1.6 million, or 48.8% of revenue, of which $633,000 was from engineering services. Net amounts due from AOL included in accounts receivable March 31, 2004 were $400,000. There were no amounts due from AOL at December 31, 2003. At March 31, 2004, AOL beneficially owned 7.8% of Switchboard's outstanding common stock.

H. Related Parties

     ePresence provided Switchboard with telephone service and support under a corporate services agreement during the three months ended March 31, 2003. The corporate services agreement expired on December 31, 2003. Under the agreement, Switchboard paid ePresence at a rate of $75,000 per year for these services. ePresence has agreed to continue to provide these services at a rate of $75,000 per year until such time as Switchboard is able to provide these services itself. Switchboard recorded $19,000 in expense and paid ePresence $19,000 under the agreements in both the three months ended March 31, 2004 and 2003. Switchboard had $6,000 accrued under the agreements as of March 31, 2004 and December 31, 2003.

     Switchboard leases the space it currently occupies from ePresence under a sublease that expires on September 30, 2005. Under the current sublease agreement, Switchboard pays rent at a rate of $210,000 per year. Under its sublease agreements with ePresence, Switchboard recorded rent expense of $52,000 and $57,000 and paid ePresence $54,000 and $81,000 in the three months ended March 31, 2004 and 2003, respectively. Switchboard had $18,000 and $19,000 accrued under the sublease agreements as of March 31, 2004 and December 31, 2003, respectively. Switchboard believes that the amounts paid to ePresence under its services agreements and subleases with ePresence are competitive with amounts Switchboard would have paid to outside third parties for the same or similar services and leased space.

     Certain directors of Switchboard hold positions as officers or directors of ePresence. The Chairman of the Board of Directors of Switchboard is also Chairman of the Board of Directors, President and Chief Executive Officer of ePresence. One director of Switchboard is Senior Vice President and Chief Financial Officer of ePresence. Another director of Switchboard is also a director of ePresence. In the three months ended March 31, 2004, a total of $23,000 in compensation was paid to these directors by Switchboard for their services. In the three months ended March 31, 2003, no compensation was paid to these directors.

I. Transaction Costs

     On March 26, 2004, Switchboard announced a definitive agreement to be acquired by InfoSpace, Inc. ("InfoSpace"). In connection with the transaction, each outstanding share of Switchboard will be converted into a right to receive $7.75 per share in cash, without interest, and Switchboard will become a wholly owned subsidiary of InfoSpace. The transaction is expected to close during June 2004. The completion of the transaction is subject to several conditions, including the approval of both Switchboard's and ePresence's stockholders and regulatory approval. On May 10, 2004, Switchboard filed and on May 12, 2004, Switchboard mailed to its stockholders a definitive proxy statement regarding this matter. Investors and security holders are urged to read carefully that filing because it contains important information in connection with the proposed acquisition. In the three months ended March 31, 2004, Switchboard recorded $406,000 in fees associated with the transaction as a component of transaction costs.

     On October 23, 2003, Switchboard filed a Registration Statement on Form S-1 in connection with a proposed underwritten offering of 8,815,171 shares of its common stock, plus an over-allotment option of 1,322,250 shares. Of the shares proposed to be sold, including the over-allotment option, 10,037,421 shares were proposed to be sold by ePresence and certain other selling stockholders, and 100,000 were proposed to be sold by Switchboard. The offering was initiated by ePresence in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with ePresence's announced plan of liquidation. In light of the proposed transaction with InfoSpace Switchboard expects to abandon this offering.

     As of December 31, 2003, Switchboard had incurred $511,000 of costs associated with the offering. Switchboard classified these deferred offering costs as a long-term asset on its balance sheet as of December 31, 2003. In the three months ended March 31, 2004, Switchboard recorded as a component of non-recurring transaction costs $721,000 in expense associated with the proposed offering. This amount was comprised of the $511,000 of deferred costs at December 31, 2003 as well as $210,000 in costs incurred in the three months ended March 31, 2004.

J. Class Action Lawsuit

     Switchboard, its former CEO and director Douglas J. Greenlaw, and its directors Dean Polnerow, William P. Ferry, Robert M. Wadsworth, Richard Spaulding and David Strohm have been named as defendants in a purported class action lawsuit filed by plaintiff David Osher in the Court of Chancery of the State of Delaware in and for New Castle County on March 26, 2004. The Company was served notice of this complaint on March 31, 2004. The complaint alleges, among other things, that the $7.75 per share consideration contemplated by the merger agreement with InfoSpace Inc. is unfair and grossly inadequate, that the director defendants failed to inform themselves of Switchboard's market value and failed to act in the best interest of all of Switchboard's stockholders, as opposed to the interests of ePresence in liquidating its holdings in Switchboard, and that the director defendants therefore breached their fiduciary duties to the public stockholders of Switchboard by approving the merger agreement and the transactions contemplated thereby. The complaint seeks injunctive relief and unspecified monetary damages. Switchboard believes that the litigation is without merit and intends to vigorously defend against such litigation.

     Switchboard and its directors Dean Polnerow, William P. Ferry, Robert M. Wadsworth, Richard Spaulding, David Strohm, Stephen Killeen and Michael Ruffolo have been named as defendants in a purported class action lawsuit filed by plaintiff Clifford Peters in the Court of Chancery of the State of Delaware in and for New Castle County on May 12, 2004. The complaint alleges, among other things, that the proxy statement disseminated to Switchboard's stockholders in connection with the merger agreement with InfoSpace Inc. contains material omissions and is materially misleading in a number of respects, constituting a breach of the defendants' fiduciary duty of disclosure. The complaint seeks injunctive relief and unspecified monetary damages. Switchboard believes that the litigation is without merit and intends to vigorously defend against such litigation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors Affecting Operating Results, Business Prospects and Market Price of Stock", as well as those otherwise discussed in this section and elsewhere in this quarterly report. See "Forward-Looking Statements."

                                    Overview

     We are a Delaware corporation that commenced operations in February 1996. From our inception in February 1996 until our initial public offering in March 2000, we were a unit and later a subsidiary of ePresence. In February 1996, when we commenced operations, we derived our revenue principally from the sale of national banner and site sponsorship advertising on our directory website, www.switchboard.com. We now primarily derive revenue from merchant and national advertisers that pay to advertise in the Switchboard-powered directories of our licensees, and/or on our own website, www.switchboard.com. We operate in a single segment, but classify our revenue into two categories, namely merchant network revenue and national banner and site sponsorship revenue.

     Merchant network revenue includes revenue from various licensing agreements with our directory technology licensees. These agreements involve, generally,
(1) a setup fee for engineering work to develop a web-hosted platform for our licensees which looks and feels like the licensees' own website and includes our searching functionality and (2) a royalty in the form of a fixed fee per merchant based on the number of merchant advertisements promoted in their directories or a percentage of revenue generated from those merchant advertisements. In addition, net merchant network revenue includes engineering and other fees for services provided to support the directories and programs of our licensees. Net merchant network revenue also includes revenue from running priority placement, local performance-based and content-targeted advertising in the Switchboard.com yellow pages directory and building and hosting websites for local merchant advertisers. During the three months ended March 31, 2004, merchant network revenue comprised approximately 85.2% of our total revenue, as compared to 88.5% in the three months ended March 31, 2003.

     We also continue to generate revenue from the sale of national banner and site sponsorship advertising on white and yellow pages, as well as maps pages, across both www.switchboard.com and the websites of several directory technology licensees. Such revenue is derived from banner advertisements and sponsorships that are sold on either a fixed fee, cost per thousand impressions or cost per action basis. During the three months ended March 31, 2004, approximately 14.8% of our net revenue was derived from the sale of national banner and site sponsorship advertising, as compared to 11.5% in the three months ended March 31, 2003.

     Our cost of revenue consists primarily of expenses paid to third parties under data licensing and website creation and hosting agreements and search engine database inclusion expense, as well as other direct expenses incurred to maintain the operations of our website, as well as the web-hosted platforms of our licensees. These direct expenses consist of data communications expenses related to Internet connectivity charges, salaries and benefits for operations personnel, equipment costs and related depreciation, costs of running our data centers, which include rent and utilities, and a pro rata share of occupancy and information system expenses. Cost of revenue also includes an allocation of salaries and benefits for employees, as well as expenses resulting from external consultants directly associated with the delivery of billable engineering and other services. Cost of revenue as a percentage of revenue has varied in the past, primarily because the amount of revenue recognized has varied and has been spread over relatively fixed costs of revenue.

     Our sales and marketing expense consists primarily of employee salaries and benefits, costs associated with channel marketing programs, collateral production expenses, third-party commission costs, public relations, market research, provision for bad debts and a pro rata share of occupancy and information system expenses based on employee headcount.

     Our research and development expense consists primarily of employee salaries and benefits, fees for outside consultants and related costs associated with the development of new services and features on our web-hosted directory, the enhancement of existing products, quality assurance, product testing and documentation and a portion of occupancy and information system expenses based on employee headcount.

     Our general and administrative expense consists primarily of employee salaries and benefits and other personnel-related costs for executive and financial personnel, as well as legal expenses, directors and officers insurance, accounting costs and a portion of occupancy and information system expense based on employee headcount.

     Our other income and expense consists primarily of interest income earned from our investment grade marketable securities and a note receivable during 2003 from a former officer, realized gains and losses from any sales or early maturities of marketable securities, losses on the disposal of fixed assets, interest expense associated primarily with equipment financing and bank fees.

     We have experienced substantial net losses. As of March 31, 2004, we had an accumulated deficit of $107.0 million resulting from insufficient revenue to cover the significant costs incurred in the development of our web-hosted directory technology and the establishment of our corporate infrastructure and organization.

     On March 26, 2004, we announced a definitive agreement to merge with a wholly owned subsidiary of InfoSpace, Inc., a diversified technology and services company that develops Internet and wireless solutions headquartered in Bellevue, Washington. Upon consummation of the merger, Switchboard will be a wholly owned subsidiary of InfoSpace. Each share of Switchboard common stock will be converted into a right to receive $7.75 in cash, without interest, upon consummation of the merger. The merger is expected to close during June 2004, and is subject to customary closing conditions, including receipt of Switchboard and ePresence, Inc. stockholder, as well as regulatory, approvals. On May 10, 2004, we filed and on May 12, 2004, we mailed to our stockholders a definitive proxy statement regarding this matter. Investors and security holders are urged to read carefully that filing because it contains important information in connection with the proposed acquisition. See "Factors Affecting Operating Results, Business Prospects and Market Price of Stock - Risks Resulting from our

Announced Merger Agreement with Infospace" for more information concerning this announcement.

     On October 23, 2003, we filed a Registration Statement on Form S-1 in connection with a proposed underwritten offering of 8,815,171 shares of our common stock, plus an over-allotment option of 1,322,250 shares. Of the shares proposed to be sold, including the over-allotment option, 10,037,421 shares were proposed to be sold by ePresence, Inc. and certain other selling shareholders, and 100,000 shares were proposed to be sold by us. The offering was initiated by ePresence in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with its announced plan of liquidation. In light of the proposed transaction with InfoSpace, we expect to abandon this offering.


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

     In October 2003, we amended and restated our agreement with AOL. The October 2003 amendment, among other things, extended the term of the agreement for an additional year until December 11, 2005, and provides that we will receive $4.8 million annually from AOL, payable in monthly increments of $400,000, in exchange for providing, maintaining and customizing the AOL yellow pages Directory Platform and inclusion of current AOL merchants in our yellow pages platform. In addition, the amended agreement creates the opportunity for both parties to sell advertising products that combine the consumer audience of both AOL's and Switchboard's yellow pages. The revenue sharing arrangement, based on a percentage of AOL merchant subscription revenue that was previously in effect, has been eliminated.

     As part of the consideration for the $4.8 million annual fee, if requested by AOL, we are obligated to provide AOL with up to 3,000 hours of engineering services during each fiscal quarter in order to customize and enhance AOL's directory technology. Accordingly, based on our customary rates we charge for engineering services, we have bifurcated the $4.8 million annual fee between licensing and engineering services. We attribute $2.4 million of the $4.8 million annual fee to engineering services, or $600,000 per quarter. Of the 3,000 hours, AOL may carry-over up to 1,000 unused engineering hours into the next quarter. At no time at the end of any fiscal quarter may the unused hours carried forward exceed 1,000 hours. Revenue attributable to any unused hours that are carried forward into the following fiscal quarter are valued using our standard hourly rates for engineering services and deferred until the hours carried forward are either used or the right to use them expires. Accordingly, revenue attributable to the 3,000 hours we are obligated to provide AOL will range from $400,000 to $800,000 each quarter depending on how AOL decides to utilize these minimum 3,000 hours. Regardless of how AOL decides to utilize these 3,000 hours, AOL is obligated to pay us $400,000 each month under the October 2003 amendment. We will bill AOL on a time and materials basis for any hours for engineering services provided in excess of the 3,000 we are required to provide to AOL, and we will recognize this revenue during the period in which the engineering services are provided. We expect future cash flows from AOL under the agreement to be approximately $1.2 million per quarter.

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

     In the event that the Directory Agreement is terminated pursuant to the terms of the Directory Agreement, the parties may begin a "Wind-Down Period" for a period of time to be determined by AOL, up to a maximum of three years from the date of termination. During the Wind-Down Period, we will will be obligated to continue to provide AOL with directory technology services, and AOL will be obligated to pay us a monthly fee of $250,000 (reduced from $400,000 per month) and will also be obligated to pay us for any engineering hours in excess of 300 hours per month. We will not be obligated to provide AOL with 3,000 hours of engineering services per quarter during the Wind-Down Period.

     In connection with entering into the Directory Agreement, in December 2000, we issued to AOL 746,260 shares of our common stock, which were restricted from transfer until January 2, 2002. If we renew the Directory Agreement with AOL for at least an additional four years after the current term, we are required to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     During the three months ended March 31, 2004, revenue from AOL comprised $1.2 million, or 28.9%, of our revenue, of which $600,000 was from engineering services. During the three months ended March 31, 2003, revenue from AOL comprised $1.6 million, or 48.8%, of our revenue, of which $633,000 was from engineering services. Net amounts due from AOL included in accounts receivable at March 31, 2004 were $400,000. There were no amounts due from AOL at December 31, 2003. We anticipate that AOL will continue to represent a significant percentage of our revenue in 2004 and will be a material component of our overall business. At March 31, 2004, AOL beneficially owned 7.8% of our outstanding common stock.

Results of Operations

     The following table presents certain consolidated statement of operations information stated as a percentage of total net revenue:

                                                  Three Months Ended March 31,
                                          -------------------------------------------
                                                  2004                    2003
                                          -------------------     -------------------     Change in Amount
                                                    As a % of               As a % of     -----------------
                                          Amount     Revenue      Amount     Revenue      Amount        %
                                          ------    ---------     ------    ---------     ------      -----
  Merchant network                        $3,537       85.2 %     $2,956       88.5 %     $  581       19.7 %
  National advertising                       616       14.8 %        385       11.5 %        231       60.0 %
                                          ------      -----       ------      -----       ------      -----
    Total revenue                          4,153      100.0 %      3,341      100.0 %        812       24.3 %
                                                      =====                   =====                   =====

Cost of revenue                              708       17.0 %        707       21.2 %          1        0.1 %
                                          ------      -----       ------      -----       ------      -----
    Gross profit                           3,445       83.0 %      2,634       78.8 %        811       30.8 %

Sales and marketing                        1,063       25.6 %        842       25.2 %        221       26.2 %
Research and development                     893       21.5 %      1,114       33.3 %       (221)     (19.8)%
General and administrative                   867       20.9 %        804       24.1 %         63        7.8 %
Transaction costs                          1,127       27.1 %          -          - %      1,127        n/a
                                          ------      -----       ------      -----       ------      -----
    Total operating expenses               3,950       95.1 %      2,760       82.3 %      1,190       43.1 %
                                          ------      -----       ------      -----       ------      -----

    Operating (loss) income                 (505)     (12.2)%       (126)      (3.8)%       (379)    (300.8)%

    Other income, net                        154        3.7 %        182        5.4 %        (28)     (15.4)%
                                          ------      -----       ------      -----       ------      -----

   (Loss) income before income
     Tax                                    (351)      (8.5)%         56        1.7 %       (407)    (726.8)%
                                          ------      -----       ------      -----       ------      -----

   Provision for income taxes                  2          - %          -          - %          2        n/a
                                          ------      -----       ------      -----       ------      -----

    Net (loss) income                     $ (353)      (8.5)%     $   56        1.7 %     $ (409)    (730.4)%
                                          ======      =====       ======      =====       ======     ======


     Revenue. The increase in merchant network revenue in the three months ended March 31, 2004 was due primarily to an increase of $1.1 million in non-AOL licensing revenue, from additional advertisers in the Switchboard.com directory. This increase was primarily due to an increase of $861,000 in revenue from performance-based advertising derived from our LocalClicks products and our performance-based offerings with Google Inc. and Bell South Corporation. Offsetting these increases was a decrease in licensing revenue from AOL of $397,000. The decrease in licensing revenue from AOL was due primarily to the October 2003 amendment of our Directory Agreement with AOL, which eliminated our previous revenue sharing arrangement. Under the October 2003 amendment, we now receive $600,000 per fiscal quarter for licensing services provided to AOL. In the three months ended March 31, 2004, AOL accounted for 28.9% of revenue and in the three months ended March 31, 2003, AOL accounted for 48.8% of revenue. Revenue in the three months ended March 31, 2004 from engineering and other services, as well as from local merchant website hosting services, remained flat when compared to the same period in 2003.

     The increase in national banner and site sponsorship revenue in the three months ended March 31, 2004 was due primarily to the addition of new customers and an increase in revenue from existing customers. The increase in revenue from existing customers was due primarily to an increase in traffic to our website.

     Cost of revenue. Cost of revenue in the three months ended March 31, 2004 was flat when compared to the corresponding period in 2003. We incurred an increase of $30,000 in search engine database inclusion expense and an increase of $26,000 in expenses associated with the delivery of billable engineering services. These increases were offset by decreases of $32,000 in data communications expense and $23,000 in website creation and hosting fees in connection with our merchant services programs.

     Gross profit. The increase in gross profit dollars and percentage in the three months ended March 31, 2004 was due primarily to an increase in revenue being spread over relatively fixed costs of revenue.

     Sales and marketing. The increase in sales and marketing expense in the three months ended March 31, 2004 was primarily due to an increase of $161,000 in expense associated with both additional employee and third party sales representatives and an increase of $72,000 in expenses associated with promotional activities. In 2004, we began expanding our direct sales channel. We currently intend to spend an additional $2.5 million during 2004, as compared to 2003, to support direct sales. However, our level of spending in this area may increase or decrease depending on the success of this initiative, and as we become more experienced in managing a significant direct sales effort.

     Research and development. The decrease in research and development expense in the three months ended March 31, 2004 was due primarily to decreases of $134,000 in employee salaries and benefits and a decrease of $63,000 in depreciation expense. The decrease in employee salaries and benefits was primarily the result of a decrease in the number of employees performing research and development activities.

     General and administrative. The increase in general and administrative expense for the three months ended March 31, 2004 was primarily due to increases of $61,000 in employee salaries and benefits and $45,000 in board of directors fees, offset in part by a decrease of $27,000 in fees for professional services.

     Transaction costs. Non-recurring transaction costs in the three months ended March 31, 2004 consisted of fees for professional services incurred as a result of our proposed merger with InfoSpace and proposed secondary stock offering. Fees associated with the proposed InfoSpace merger were approximately $406,000, consisting primarily of advisory, legal and accounting services. We expect to continue to incur significant fees for professional services in the second quarter of 2004 related to the proposed merger with InfoSpace. In light of the proposed merger with InfoSpace, we intend to abandon our secondary stock offering. Accordingly, we have recorded as a component of transaction costs $511,000 of deferred offering costs which had been recorded as a long-term asset as of December 31, 2003. Additionally, we incurred $210,000 in fees in the three months ended March 31, 2004 associated with the proposed secondary offering.

     Other income. The decrease in other income in the three months ended March 31, 2004 was due primarily to a decrease of $70,000 in interest income earned as
a result of a decline in interest rates, offset in part by a decrease of $42,000 in interest expense primarily due to the repayment of all amounts due under our equipment financing in June 2003.

     Income taxes. We did not have a significant tax provision in the three months ended March 31, 2004. We are subject to federal and state minimum taxes. Accordingly, we recorded income tax expense of $2,000 in the three months ended March 31, 2004.

Liquidity and Capital Resources

     As of March 31, 2004, we had total cash and marketable securities of $56.4 million, consisting of $48.0 million of cash and cash equivalents, $6.6 million of short-term marketable securities, $1.8 million of long-term marketable securities and $36,000 of restricted cash. During the three months ended March 31, 2004, cash and cash equivalents increased by $728,000, primarily due to cash provided by operating activities and cash received from financing activities, offset in part by cash used for investing activities.

     Net cash provided by operating activities in the three months ended March 31, 2004 was $586,000, primarily due to cash receipts from customers of approximately $3.9 million, offset in part by expenditures of $2.0 million in employee compensation and benefits, $1.2 million in recurring operating costs, $81,000 in transaction costs and $43,000 in taxes.

     Net cash provided by investing activities in the three months ended March 31, 2004 was $39,000, primarily due to $183,000 in proceeds from marketable securities, offset in part by purchases of property and equipment of $92,000 and purchases of marketable securities of $52,000.

     Net cash provided by financing activities in the three months ended March 31, 2004 was $103,000 and was comprised of proceeds from the issuance of stock.

     We may utilize cash resources to fund internal research and development activities, acquisitions, or investments in businesses, technologies, products or services that are strategic or complementary to our business. Based on our current level of operations, we believe that cash generated from our operations, available cash and other amounts available will adequately meet the needs of our capital expenditures and working capital needs for the foreseeable future.

     The following table summarizes our long-term contractual obligations as of March 31, 2004 (in thousands):

                                            Less Than 1
                                                Year         1-3 Years      3-5 Years      5 Years        Total
                                            -----------      ---------      ---------      -------        -----
Operating lease obligations                   $  723            $343             $-           $-          $1,066
Other long-term obligations (a)                  432             275              9            -             716
                                              ------            ----             --           --          ------
   Total                                      $1,155            $618             $9           $-          $1,782
                                              ======            ====             ==           ==          ======

(a) Consists of scheduled payments under various third-party data licensing agreements.

Critical Accounting Policies and Estimates

     We have identified several policies as critical to the understanding of our results of operations. Our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the dates of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, intangible assets, compensation expenses, third-party commissions, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

     Critical accounting policies are those policies that are reflective of significant judgement and uncertainties and potentially result in materially different results under different assumptions and conditions. The critical accounting policies we identified in our most recent Annual Report on Form 10-K are related to revenue recognition, concentration of credit risk, impairment of long-lived assets and accounting for stock-based compensation. It is important that the historical discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Even though we have extended the term of the Directory Agreement we entered into with AOL, the Directory Agreement may still be prematurely terminated due to a breach by either party. Further, we or AOL may elect not to renew the agreement upon its expiration. If the agreement is renewed, it may be renewed under terms that are materially different than those in place today. The termination or expiration of our Directory Agreement with AOL could cause us to incur losses from operations and drain our capital resources.

IF WE RENEW OUR DIRECTORY AGREEMENT WITH AOL, WE MAY HAVE TO ISSUE WARRANTS ALLOWING AOL TO PURCHASE SHARES OF OUR COMMON STOCK AT A PRICE BELOW THE CURRENT MARKET PRICE, WHICH COULD REDUCE OUR REVENUES AND NET INCOME.

     If we renew the Directory Agreement with AOL for at least an additional four years (through at least December 2009) after the initial term, we agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32. The value of this potential warrant would be amortized as an offset to revenue over the term of the renewed Directory Agreement. Therefore, the issuance of such warrants would reduce our net income and cause dilution of the ownership of our existing stockholders.

WE HAVE A HISTORY OF INCURRING NET LOSSES, WE MAY INCUR NET LOSSES DURING FUTURE QUARTERS AND WE MAY NOT SUSTAIN OR IMPROVE OUR CURRENT FINANCIAL PERFORMANCE OR ACHIEVE PROFITABILITY AGAIN, CAUSING THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK TO POTENTIALLY BECOME WORTHLESS.

     We have incurred significant net losses in each fiscal quarter previous to the fiscal quarter ended March 31, 2003, as well as a loss in the fiscal quarter ended March 31, 2004. From inception to March 31, 2004, we have an accumulated deficit totaling $107.0 million. Based on recent historical expense levels, we need to generate revenues in excess of $3.5 million each quarter to remain profitable. Although we recorded a profit in each of the fiscal quarters in 2003, we may not regain profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will eventually be unable to continue our operations.

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

     In particular, our quarterly results of operations may fluctuate depending upon the amount of engineering services we provide to AOL. AOL has the right to carry forward up to 1,000 unused hours of engineering per quarter into the next quarter. Revenue associated with any such hours of engineering services carried forward would also be deferred until such time as the engineering services are delivered to AOL or AOL's right to use those hours expires. As a result, our revenue, results of operations and cash flows from operating activities could fluctuate on a quarterly basis. As a result of this or other factors, results in any future quarter may be below the expectations of securities analysts or investors. If so, the market price of our common stock may decline significantly.

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

     The success of our business depends on the quality of our services and that quality is substantially dependent on the accuracy of data we license from third parties. Any failure to maintain accurate data could impair the reputation of our brand and our services, reduce the volume of users attracted to our website, as well as the websites of our directory technology licensees and our merchant and national advertisers, and diminish the attractiveness of our service offerings to those licensees, merchant and national advertisers and content providers.

WE RELY ON A SMALL NUMBER OF CUSTOMERS, THE LOSS OF WHOM MAY SUBSTANTIALLY REDUCE OUR REVENUE.

     We derive a substantial portion of our net revenue from a small number of customers who license our technology and sell our products. During the three months ended March 31, 2004, revenue derived from our top ten customers accounted for approximately 63.7% of our total revenue. Additionally, revenue derived from AOL alone accounted for 28.9% of our total revenue in the three months ended March 31, 2004. Consequently, our revenue may substantially decline if we lose any of these customers. We anticipate that our future results of operations will continue to depend to a significant extent upon revenue from a small number of customers. In addition, we anticipate that the identity of those customers will change over time.

OUR PAY FOR PERFORMANCE-BASED ADVERTISING IS A NEW BUSINESS OFFERING, AND WE MAY BE UNABLE TO SUCCESSFULLY MARKET THIS SERVICE TO NEW AND EXISTING CUSTOMERS WHICH COULD IMPAIR OUR ABILITY TO MAINTAIN AND GROW OUR BUSINESS.

     In 2003, we introduced our LocalClicks pay for performance advertising service. This is a new aspect of our business, and we do not have any significant prior experience in marketing or providing this type of advertising product. Our failure to successfully attract merchant and national advertisers to the LocalClicks product could impair our ability to maintain and grow our business.

WE INTEND TO EXPAND OUR DIRECT SALES INITIATIVES, WHICH IS A NEW MARKETING CHANNEL FOR US AND WILL REQUIRE INCREMENTAL INVESTMENT WHICH COULD INCREASE OUR COSTS.

     Our sales strategy for LocalClicks and our other advertising products may include broad direct sales initiatives to local and national merchants. Historically, we have primarily relied on third parties to sell our advertising products. Expanding our direct sales channel would be a new aspect of our business. Increased expenses associated with direct sales could reduce our net income. We currently intend to spend an additional $2.5 million during 2004, as compared to 2003, to support direct sales. However, our level of spending in this area may increase or decrease depending on the success of this initiative, and as we become more experienced in managing a significant direct sales effort.

IF WE DO NOT INTRODUCE NEW OR ENHANCED OFFERINGS TO OUR DIRECTORY TECHNOLOGY LICENSEES AND OUR ADVERTISERS, WE MAY BE UNABLE TO ATTRACT AND RETAIN THOSE CUSTOMERS, WHICH COULD SIGNIFICANTLY IMPEDE OUR ABILITY TO GENERATE REVENUE.

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

     Our failure to maintain and enhance our competitive position would limit our ability to increase or maintain our market share, which would seriously harm our business. We compete in the markets for Internet content, services and advertising. These markets are new, rapidly evolving and highly competitive. We expect this competition to intensify in the future. We compete, or expect to compete, with many providers of Internet content, information services and products, as well as with traditional media, for audience attention and advertising and sponsorship revenue. We license much of our database content under non-exclusive agreements with third-party providers which are in the business of licensing their content to many businesses, including our current and potential competitors. Many of our competitors are substantially larger than we are and have substantially greater financial, infrastructure and personnel resources than we have. In addition, many of our competitors have well-established, large and experienced sales and marketing capabilities and greater name recognition than we have. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in customer requirements. Moreover, barriers to entry are not significant, and current and new competitors may be able to launch new websites at a relatively low cost. We therefore expect additional competitors to enter these markets.

     Many of our current customers have established relationships with our current and potential competitors. If our competitors develop content or technology that is superior to ours or that achieves greater market acceptance than ours, we may not be able to develop alternative content or technology in a timely, cost-effective manner, or at all, and we may lose market share.

IF WE LOSE THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER AND FOUNDER, OR ARE NOT ABLE TO ATTRACT AND RETAIN HIGHLY SKILLED MANAGERIAL AND TECHNICAL PERSONNEL WITH INTERNET EXPERIENCE, WE MAY NOT BE ABLE TO IMPLEMENT OUR BISINESS MODEL SUCCESSFULLY, WHICH COULD HARM OUR ABILITY TO REMAIN COMPETITIVE IN THE MARKET OF INTERNET ADVERTISING.

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

     We will have to expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic on our website or our directory technology licensees' websites increases substantially. We could experience temporary capacity constraints that may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our inability to upgrade and expand as required could impair the reputation of our brand and our services, reduce the volume of users able to access our website and diminish the attractiveness of our service offerings to our strategic partners, advertisers and content providers. Because we developed these systems internally, we must either dedicate substantial internal resources to monitor, maintain and upgrade these systems or contract with an outside supplier for these services at substantial expense.

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

     Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe their intellectual property rights. Any litigation or claim against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, intellectual property litigation could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and nonetheless could be costly and time-consuming.

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

IF WE CANNOT MAINTAIN OR GROW THE NUMBER OF CONSUMERS WHO USE OUR WEBSITE AND THE WEBSITES OF OUR LICENSEES, OUR REVNEUE WILL DECLINE.

     In the three months ended March 31, 2004, approximately 39% of our revenue was directly dependent on the number of users of our website, including revenue from content-targeted advertising, performance based advertising and national banner and site sponsorship advertising. If the number of users of our website falls, our revenue will decline and could cause us to incur losses.

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

WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES TO PROTECT AGAISNT ONLINE SECURITY RISKS THAT COULD RESULT IN MISAPPROPRIATION OF OUR PROPRIETARY INFORMATION OR CAUSE INTERRUPTION IN OUR OPERATIONS.

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

WE MAY BE SUED FOR DISCLOSING TO THIRD PARTIES PERSONAL IDENTIFYING INFORMATION WITHOUT CONSENT, WHICH COULD HARM OUR RELATIONSHIP WIHT BOTH OUR CUSTOMER ADVERTISERS AND OUR WEBSITE USERS AND MAY REQUIRE US TO PAY MONETARY DAMAGES.

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

       RISKS RESULTING FROM OUR ANNOUNCED MERGER AGREEMENT WITH INFOSPACE

IF OUR ANNOUNCED ACQUISITION BY INFOSPACE IS NOT COMPLETED, OUR BUSINESS, REPUTATION AND STOCK PRICE MAY SUFFER.

     On March 26, 2004 we announced a definitive agreement to be acquired by InfoSpace. The agreement contains customary conditions to closing, including the absence of material adverse changes to our business and the receipt of Switchboard and ePresence stockholder, as well as regulatory, approvals. If the transaction is not consummated as a result of a failure of one of these conditions to be met, our customers, prospective customers and investors in general may view this failure as a poor reflection on our business or prospects. As a result, if the transaction is not consummated as anticipated, we may experience adverse results in our business and the market price for our common stock may fall. On May 10, 2004, we filed and on May 12, 2004, we mailed to our stockholders a definitive proxy statement in connection with the proposed acquisition of Switchboard by InfoSpace. Investors and security holders are urged to read this filing carefully as it contains important information and additional risk factors in connection with the proposed acquisition.

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

     All the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Switchboard, its former CEO and director Douglas J. Greenlaw, and its directors Dean Polnerow, William P. Ferry, Robert M. Wadsworth, Richard Spaulding and David Strohm have been named as defendants in a purported class action lawsuit filed by plaintiff David Osher in the Court of Chancery of the State of Delaware in and for New Castle County on March 26, 2004. The Company was served notice of this complaint on March 31, 2004. The complaint alleges, among other things, that the $7.75 per share consideration contemplated by the merger agreement with InfoSpace Inc. is unfair and grossly inadequate, that the director defendants failed to inform themselves of Switchboard's market value and failed to act in the best interest of all of Switchboard's stockholders, as opposed to the interests of ePresence in liquidating its holdings in Switchboard, and that the director defendants therefore breached their fiduciary duties to the public stockholders of Switchboard by approving the merger agreement and the transactions contemplated thereby. The complaint seeks injunctive relief and unspecified monetary damages. Switchboard believes that the litigation is without merit and intends to vigorously defend against such litigation.

     Switchboard and its directors Dean Polnerow, William P. Ferry, Robert M. Wadsworth, Richard Spaulding, David Strohm, Stephen Killeen and Michael Ruffolo have been named as defendants in a purported class action lawsuit filed by plaintiff Clifford Peters in the Court of Chancery of the State of Delaware in and for New Castle County on May 12, 2004. The complaint alleges, among other things, that the proxy statement disseminated to Switchboard's stockholders in connection with the merger agreement with InfoSpace Inc. contains material omissions and is materially misleading in a number of respects, constituting a breach of the defendants' fiduciary duty of disclosure. The complaint seeks injunctive relief and unspecified monetary damages. Switchboard believes that the litigation is without merit and intends to vigorously defend against such litigation.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a.) Not applicable.

(b.) Not applicable.

(c.) Not applicable.

(d.) On March 2, 2000, we made an initial public offering of up to 6,325,000 shares of common stock registered under a Registration Statement on Form S-1 (Registration No. 333-90013), which was declared effective by the Securities and Exchange Commission on March 1, 2000.

     Our total net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. Through March 31, 2004, we used approximately $16.8 million of the proceeds from the offering for working capital purposes, of which approximately $5.0 million was for the purchase of fixed assets. In December 2000 we paid $13.0 million of the proceeds to AOL pursuant to the terms of our Directory Agreement entered into with AOL on that date. In March 2002, we used $1.3 million of the proceeds for the purchase of 386,302 shares of our common stock from Viacom Inc. as treasury stock. In April 2002, we paid AOL $2.0 million upon the execution of the Second Amendment to the Directory Agreement. In October 2002, we paid the former stockholders of Envenue, Inc. approximately $410,000, and in June 2003 we paid the former stockholders of Envenue an additional $1.7 million. As of March 31, 2004, we have invested the remaining net proceeds in interest-bearing, money market funds and investment-grade securities.

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

  b. Reports on Form 8-K.

     On February 5, 2004, Switchboard furnished a Current Report on Form 8-K dated February 4, 2004, reporting under Item 12 (Results of Operations and Financial Condition), containing a copy of its earnings release for the quarter and year ended December 31, 2003.

     On March 15, 2004, Switchboard filed Amendment No. 1 to its Current Report on Form 8-K dated October 15, 2003 reporting under Item 5 (Other Events and Regulation FD Disclosure) disclosing the amendment and restatement of its Directory and Local Advertising Platform Services Agreement with AOL and its entry into a Services Agreement with Monstermoving, Inc. This Amendment No. 1 to Current Report on Form 8-K was filed to amend the exhibit index and the exhibit attached thereto.

     On March 29, 2004, Switchboard filed a Current Report on Form 8-K dated March 25, 2004, reporting under Item 5 (Other Events and Regulation FD Disclosure) disclosing that it had entered into an Agreement and Plan of Merger with InfoSpace, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SWITCHBOARD INCORPORATED

         Date: May 13, 2004            By: /s/Robert P. Orlando
                                           --------------------
                                           Robert P. Orlando
                                           Vice President and Chief Financial
                                           Officer (principal financial officer
                                           and chief accounting officer)

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------
10.1+        Incentive Stock Option Agreement between Switchboard Incorporated and Dean Polnerow, dated March 3, 2004.
10.2+        Incentive Stock Option Agreement between Switchboard Incorporated and James M. Canon, dated March 3, 2004.
10.3+        Incentive Stock Option Agreement between Switchboard Incorporated and Robert P. Orlando, dated March 3, 2004.
10.4         Employment Agreement between Switchboard Incorporated and Dean
             Polnerow dated March 19, 2004.
10.5         Employment Agreement between Switchboard Incorporated and James M.
             Canon dated March 19, 2004.
10.6         Employment Agreement between Switchboard Incorporated and Robert P.
             Orlando dated March 19, 2004.
10.7(1)      Agreement and Plan of Merger dated March 25, 2004.
10.8         Form of Switchboard Stockholder Voting Agreement entered into by directors and officers of Switchboard Incorporated dated March 25, 2004.
10.9         Form of ePresence Stockholder Voting Agreement entered into by directors and officers of ePresence Incorporated dated March 25, 2004.
10.10        Majority Stockholder Voting Agreement between Switchboard
             Incorporated, ePresence Incorporated and InfoSpace, Inc. dated
             March 25, 2004.
31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1         Section 1350 Certification of Chief Executive Officer.
32.2         Section 1350 Certification of Chief Financial Officer.

+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-28871) filed with the Securities and Exchange Commission on March 29, 2004.